Form 10QSB
period 1999-09-30
EBIZ ENTERPRISES INC
filed 1999-11-15
CIK 1094944

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                  FORM 10-QSB
                              --------------------


                                   (Mark One)
            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

        For the transition period from               to
                                       -------------    ----------------


                              --------------------

                         Commission File Number 0-27721
                              --------------------

                             EBIZ ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                           84-1075269
(State or other jurisdiction of                                (IRS Employer Identification No.)
 incorporation or organization)

                              15695 North 83rd Way
                            Scottsdale, Arizona 85260
                    (Address of principal executive offices)

                                 (480) 778-1000
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
       -------------            -------------

         The number of shares of the issuer's common equity outstanding as of September 30, 1999 was 7,364,115 shares of common stock, par value $1.

           Transitional Small Business Disclosure Format (check one):

Yes                        No       X
       -------------            --------------

                             EBIZ ENTERPRISES, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                                 PAGE NUMBER
Item 1.  Financial Statements...........................................................................................   3
                  Balance Sheets
                           September  30, 1999 (unaudited) and June 30, 1999............................................   3
                  Statements of Operations
                           For the Three Months Ended September 30, 1999 (unaudited) and 1998 (unaudited)...............   4
                  Statements of Cash Flows
                           For the Three Months Ended September 30, 1999 (unaudited) and 1998 (unaudited)...............   5
                  Statements of Comprehensive Income
                           For the Three Months Ended September 30, 1999 (unaudited) and 1998 (unaudited)...............   6

                  Notes to the Financial Statements.....................................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................................   9

                                     PART II
                                OTHER INFORMATION

Item 2.  Exhibits and Reports on Form 8-K...............................................................................  14

                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                                 BALANCE SHEETS
                SEPTEMBER 30, 1999 (UNAUDITED) AND JUNE 30, 1999

                                                                                           September 30,          June 30,
                                                                                               1999                1999
                                                                                               ----                ----
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                     $   484,402         $    76,366
   Accounts receivable, net of allowance for doubtful accounts of $30,000 and $40,000 in September 30, 1999 and
      June 30, 1999 respectively                                                              1,719,167           1,669,816
   Inventory, net of allowance of $82,936 and $10,000 in
      September 30, 1999 and June 30, 1999, respectively                                      1,427,676           1,568,148
   Prepaid expenses and other current assets                                                     89,995             128,184
                                                                                            -----------         -----------

                  Total current assets                                                        3,721,240           3,442,514

Furniture and Equipment, net                                                                    514,316             474,788
Deferred Loan Fees, net                                                                         190,056                --
Restricted Cash                                                                               5,000,000                --
Note Receivable                                                                                  50,000
                                                                                            -----------         -----------
                  Total assets                                                              $ 9,475,612         $ 3,917,292
                                                                                            ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                         $ 1,875,247         $ 1,423,178
   Accrued expenses                                                                             338,473             468,549
   Line of credit                                                                                  --               350,000
   Notes payable                                                                                210,100             610,000
                                                                                            -----------         -----------

                  Total current liabilities                                                   2,423,820           2,851,727
                                                                                            -----------         -----------

Convertible Debenture                                                                         6,330,322                --
                                                                                            -----------

                  Total liabilities                                                           8,754,142           2,851,727
                                                                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Convertible preferred stock; $1 par value; 5,000,000 shares authorized;10,895 shares issued and outstanding at September 30, 1999 and June 30, 1998, liquidation
     $100 value per share                                                                       866,449             868,599
   Common stock; $1 par value; 70,000,000 shares authorized;
      7,364,115 and 7,261,715 shares issued and outstanding at
     September 30, 1999 and June 30, 1999, respectively                                           7,364               7,262
   Additional paid-in capital                                                                 3,220,949           2,315,832
   Accumulated deficit                                                                       (3,373,292)         (2,126,128)
                                                                                            -----------         -----------

                 Total  stockholders' equity                                                    721,470           1,065,565
                                                                                            -----------         -----------

                                                                                            $ 9,475,612         $ 3,917,292
                                                                                            ===========         ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          September 30,       September 30,
                                                             1999                1998
                                                             ----                ----
NET REVENUE                                               $ 5,638,628         $ 4,586,753

COST OF SALES                                               5,346,605           4,575,720
                                                          -----------         -----------
                  Gross profit                                292,023              11,033

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 1,268,908             410,188

DEPRECIATION AND AMORTIZATION                                  40,628              16,149
                                                          -----------         -----------

LOSS FROM OPERATIONS                                       (1,017,513)           (415,304)
                                                          -----------         -----------

OTHER INCOME (EXPENSE):
   Interest expense                                          (216,794)            (52,919)
   Interest income                                             21,256               4,852
                                                          -----------         -----------
                  Total Other Income (Expense)               (195,538)            (48,067)
                                                          -----------         -----------
NET LOSS                                                   (1,213,051)           (463,371)
DIVIDENDS ON PREFERRED STOCK                                   27,238                --

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $(1,240,289)        $  (463,371)
                                                          ===========         ===========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED              $     (0.17)        $     (0.07)
                                                          ===========         ===========

WEIGHTED AVERAGE COMMON SHARES,
   BASIC AND DILUTED                                        7,319,972           6,301,885
                                                          ===========         ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                         September 30,        September 30,
                                                                             1999                1998
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(1,213,051)        $  (463,371)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Depreciation and amortization                                          40,628              16,149
       Common stock issued for services                                        9,000              68,152
       Amortization of discounts and loan fees                                33,094                  --
       Changes in assets and liabilities:
         Accounts receivable                                                 (49,351)             42,566
         Due from officers and stockholders                                     --                (2,000)
         Inventory                                                           140,472            (178,978)
         Prepaid expenses and other current assets                            31,313              76,094
         Accounts payable                                                    452,069            (142,834)
         Accrued expenses                                                   (157,314)             49,570
                                                                         -----------         -----------

                  Net cash used in operating activities                     (713,140)           (534,672)
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                       (80,165)           (102,224)
                                                                         -----------         -----------

                  Net cash used in investing activities                      (80,165)           (102,224)
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                          (350,000)            151,500
   Borrowings under notes payable                                            488,000             110,286
   Principal repayments of notes payable                                    (887,900)               --
   Borrowings from convertible debenture, net                              6,903,391                --
   Transfer to restricted cash                                            (5,000,000)               --
   Sale of stock, net of expenses                                             47,850                --
                                                                         -----------         -----------

                  Net cash provided by financing activities                1,201,341             261,786
                                                                         -----------         -----------

NET (DECREASE) INCREASE IN CASH                                              408,036            (375,110)

CASH, beginning of period                                                     76,366             468,651
                                                                         -----------         -----------

CASH, end of period                                                      $   484,402         $    93,541
                                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for interest                            $   124,295         $    52,919

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
   ACTIVITIES:
     Issuance of common stock for services and inventory                 $     9,000         $    68,152

     Dividends accrued on preferred stock                                $    27,238         $      --

In August, 1999, the Company granted warrants valued at $796,000 to purchase 245,000 shares of common stock in connection with the convertible debenture.

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                                   (UNAUDITED)

                                                            September 30,            September 30,
                                                                1999                     1998
                                                                ----                     ----
Net loss attributable to common stockholders                $(1,240,289)             $  (463,371)

Other comprehensive loss, net of tax
  Unrealized holding loss arising during period                  (6,876)                    --
                                                            -----------              -----------

Comprehensive loss                                          $(1,247,165)             $  (463,371)
                                                            ===========              ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


                           SEPTEMBER 30, 1999 AND 1998


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ending September 30, 1999 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-SB/A for the year ended June 30, 1999.

         INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $82,936 and $10,000 at September 30, 1999 and June 30, 1999, respectively, are established against Company-owned inventory for excess, slow-moving, and obsolete items and for items where the net realizable value is less than cost.

         Inventory consists of the following:

                                        Sept. 30,         June 30,
                                          1999              1999
                                          ----              ----
                                       (unaudited)
         Components                    $  984,692        $1,155,981
         Work-in-process                  136,440            44,947
         Finished goods                   306,544           367,220
                                       ----------        ----------
                                       $1,427,676        $1,568,148
                                       ==========        ==========

         FURNITURE AND EQUIPMENT

         Furniture and equipment consists of the following:

                                                                    Useful           Sept. 30,       June 30,
                                                                     Life              1999            1999
                                                                     ----              ----            ----
                                                                                    (unaudited)
     Furniture, fixtures and office equipment                       3 years          $ 353,918       $295,566
     Software                                                       3 years            215,700        200,495
     Leasehold improvements                                         2 years             59,902         53,293
                                                                                     ---------       --------
                                                                                       629,520        549,354
       Less - accumulated depreciation                                                (115,204)       (74,576)
                                                                                     ---------       --------
                                                                                     $ 514,316       $474,778
                                                                                     =========       ========

         ACCOUNTS PAYABLE

         Included in accounts payable is approximately $264,000 and $215,000 of bank overdraft at September 30, 1999 and June 30, 1999, respectively.

         LOSS PER SHARE

         During 1998, the Company adopted SFAS No. 128, Earnings Per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the quarters ended September 30, 1999 and 1998, as their effect was anti-dilutive. Below are the disclosures required pursuant to SFAS No. 128 for the quarters ended September 30, 1999 and 1998. All per share amounts have been adjusted to give effect to the one for ten reverse stock split effected in June 1998 (in thousands, except per share data):

                                                                                  For the Three Months Ended
                                                                                         September 30,
                                                                                     1999              1998
                                                                                     ----              ----
         Basic:
           Loss attributable to common stockholders                               $    (1,240)     $      (463)
           Weighted average common shares                                               7,320            6,301
                                                                                  -----------      -----------

                  Loss per common share                                           $    (0.17)      $      (.07)
                                                                                  ===========      ===========


                                                                                   For the Three Months Ended
                                                                                           September  30,
                                                                                     1999              1998
                                                                                     ----              ----
         Diluted:
           Loss attributable to common stockholders                               $    (1,240)     $      (463)
           Weighted average common shares                                               7,320            6,301
                                                                                  -----------      -----------

           Total common shares plus assumed conversions                                 7,320            6,301
                                                                                  -----------      -----------

         Loss per share                                                           $    (0.17)      $      (.07)
                                                                                  ===========      ============

         RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

         During 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it has one reportable operating segment. Accordingly, the Company has not presented separate financial information for its operating segments as the Company's financial statements present its one reportable segment.

(2)   CONVERTIBLE DEBENTURE

         In August, 1999, the Company completed a private placement of a $7.1 million convertible debt facility (the Debenture). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. In compliance with SFAS No. 123, Accounting For Stock-Based Compensation, the fair value of the Warrant, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000 and is recorded as a debt discount in the accompanying financial statements. In addition, loan costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-line method which approximated the effective interest method as additional interest expense over the term of the loans.

         The Company received an initial infusion of $2.1 million from the Debenture which was utilized to repay the Company's outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank as collateral for the Debenture and is therefore reflected as restricted cash in the accompanying financial statements. The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral required for the letter of credit and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company can draw approximately $275,000 per month from the letter of credit to fund operations. The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such difference include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

  OVERVIEW

         EBIZ Enterprises, Inc. (the "Company") is a designer and operator of Internet e-commerce Web sites and a developer and distributor of computer systems, components and accessories for personal and business computing. The systems include our Element-L(TM) brand, which is based on the Linux operating system, and our M(2) Systems(TM) brand which utilizes the Windows operating system. Our products are sold directly to end users through our Web sites, EBIZmart.com and TheLinuxStore.com, and to corporate customers by our own sales force. We also sell our systems through retailers, resellers and major e-commerce Web sites, such as egghead.com and onsale.com.

         TheLinuxStore.com has become our primary focus as the Linux operating system has emerged as the low-cost, high-performance alternative to conventional computing systems. Through it, we provide total Linux solutions as a full-service specialty distributor offering "Everything Linux" including desktop PCs, workstations, notebooks, Alpha systems, servers, hardware components, peripherals, software and apparel. In addition, The LinuxStore.com features community resources, a free Linux directory and links to numerous Linux-based sites.

         The Company was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, the Company's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, the Company acquired the operating assets and liabilities of Genras, Inc. (an Arizona corporation) and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, the Company changed its name to Ebiz Enterprises, Inc.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         Sales were $5,638,628 for the quarter ended September 30, 1999 compared to $4,586,753 for the quarter ended September 30, 1998. The $1,051,875 increase, approximately 23%, over the prior period, was due to the sales of our Element-L(TM) and M(2) Systems(TM), the improved productivity of our sales force and increased promotion of our principal Website TheLinuxStore.com. During the three months ended September 30, 1999, we concentrated our focus on the rapidly growing market for Linux based systems and related products and services by enhancing TheLinuxStore.com to become a vertical service portal that serves the Linux community and provides a knowledge base for new and aspiring Linux users. Concurrently, we have utilized our own sales capabilities to generate substantial sales volume for systems, components and peripherals directly to corporate customers and through selected value added resellers, retailers and major e-commerce Web sites, such as egghead.com.

         Cost of sales for the three months ended September 30, 1999 decreased to 94.8% of sales from 99.8% of sales from the same period in 1998. The decrease was due to the change in sales mix away from the auction business and towards the Linux market and the production of our sales force. The gross profit margin increased to 5.2% of sales for the quarter ended September 30, 1999 from 0.2% of sales for the same period in 1998.

         Selling, general and administrative expense was $1,268,908 or 22.5% of sales, for the quarter ended September 30, 1999 as compared to $410,118, 8.9% of sales, for the same period in 1998. This was due to higher expenditures for advertising and marketing and the building of the information technology, sales, marketing and administrative infrastructure, and the related expenses, required to implement our strategies.

         Interest expense increased to $216,794 in the quarter ended September 30, 1999 from $52,919 in the same period in 1998. The increase was due to the higher level of debt during the first quarter of fiscal 2000 and to costs incurred to retire debt, and related warrants, in August, 1999.

         The preceding operational factors resulted in a net loss attributable to common stockholders of $1,240,289, or $0.17 per diluted share, for the three months ending September 30, 1999 as compared to a net loss of $463,371, or $0.07 per diluted share, for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents of $484,402, representing an increase of $408,036 from the total of $76,366 at June 30,1999. The increase is primarily the result of the convertible Debenture placed in August, 1999.

         Our net cash used in operating activities was $713,140 for the three months ended September 30, 1999 as compared to $534, 672 used in the three months ending September 30, 1998. In first quarter of fiscal 2000, the cash was used for the selling, general and administrative expenses from the implementation of the Company's strategic programs. In the quarter ending September 30, 1998, the net cash used in operating activities was primarily for increased inventory and the reduction of accounts payable.

         The net cash used in investing activities was $80,165 and $102,224 for the quarters ending September 30, 1999 and September 30, 1998, respectively. In three months ending September 30, 1999, these activities included the acquisition and development of software and equipment for our Web sites and administrative activities. For the same period in 1998, investing activities included the acquisition of software and equipment for administrative and operations functions.

         During the three months ended September 30, 1999, the net cash provided by financing activities was $1,201,341. The Debenture provided $6,903,391, million, of which 5,000,000 was placed in a bank as collateral for the Debenture, which is to be accessed through the conversion of the Debenture into shares of the Company's common stock. We repaid $350,000 of our line of credit and $887,900 of the principal of notes payable. Additional notes payable of $488,000 were initiated during the quarter and $210,100 were outstanding on September 30, 1999.

DEBENTURE AND WARRANT

         On August 25, 1999 we issued the Debenture and Warrant for a total of $7,100,000. The Debenture is due February 24, 2002. The Debenture is convertible into a minimum of 947,260 shares of our common stock. The holder may convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter.

However, the holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price is equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by an account at Bank One Arizona, NA in the initial amount of $5,000,000. The required amount of the letter of credit decreases by $.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption.

         The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8,6219 per share and 125,000 at $6,3227 per share. The Warrant is exercisable at any time prior to August 22, 2004.

YEAR 2000 "Y2K" CONSIDERATIONS

         We have addressed possible remedial efforts in connection with computer software that could be affected by the Year 2000 "Y2K" problem. The Y2K problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

         The Y2K problem can affect any modern technology used by a business in the course of its day. Any machine that uses embedded computer technology is susceptible to this problem, including for example, telephone systems, postage meters and scales and of course, computers. The impact on a company is determined to a large extent by the company's dependence on these technologies to perform their day-to-day operations.

         Internally, we have has reviewed all such equipment and have determined that many of our systems are Y2K compliant. This includes our telephone systems, postage equipment and our software. We anticipate that all systems and software will be fully reviewed and brought into compliance by November 1999. If certain systems are not brought up to Y2K compliance by the end of November 1999, then the non-compliant technology will be disabled so as not to have an impact on the systems that are compliant. We would not anticipate that any such events would have a serious impact on our day-to-day operations, or that any valuable information would be lost. We back up all computer systems daily to protect against data loss.

         The costs of bringing our technology up to Y2K compliance are expected to be less than $50,000. This is because the majority of the "patches" or programs designed to make software Y2K compliant can be obtained over the internet from manufacturers for little or no cost and we do not expect to rely heavily on outside consultants to upgrade our systems as most of the work can be performed in-house.

         Externally, the Year 2000 problem may impact other entities with which we transact business. We cannot predict the effect of the Year 2000 problem on such entities or Ebiz. With regard to those companies with which we do business on a daily basis, we cannot guarantee that they will be vigilant about their Y2K plan of action. We have, however, begun mailing out a simple questionnaire to these companies, requesting that they advise us of their Y2K readiness. Should any of our suppliers or customers experience a disruption due to the Y2K problem, the most significant impact may be a delay in receiving inventory or a reduction of purchases. In a worst case scenario, the former may ultimately cause us to incur higher cost of goods sold, while the latter may cause us to have an interruption in revenues for several months.

         In these unlikely events, our plan of action is to have on hand a cash reserve at December 31, 1999 to cover both the additional costs and the revenue shortfall. We have not yet determined the amount or source of such funds. We are contacting our insurance carriers to determine the extent of insurance coverage, if any, in the event Y2K problems affect any of our operations.

         In the event that we experience Y2K problems, it could result in a decrease of the Company's revenues. A decrease of revenues could result in material losses from operations and a reduction in our working capital. We are unable at this time to quantify the impact that the Y2K problem could have on our results of operations and financial condition.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-SB/A, including in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-SB/A, may be accessed at the SEC's Web site, www.sec.gov.


                                     PART II
                                OTHER INFORMATION


ITEM 2.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

         11.1              Statement re: computation of per share earnings

         27.1              Financial Data Schedule

    (b)   Reports on Form 8-K

          None

SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                                EBIZ ENTERPRISES, INC.



Dated November 12, 1999                By       /s/ Jeffrey I. Rassas
                                          -------------------------------------
                                                Jeffrey I. Rassas
                                                Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit No.                         Description
-----------      -----------------------------------------------
   11.1          Statement re: computation of per share earnings
   27.1          Financial Data Schedule