Form 10QSB
period 1999-12-31
EBIZ ENTERPRISES INC
filed 2000-02-14
CIK 1094944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                                   (Mark One)
            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

         For the transition period from _____________ to _______________


                         Commission File Number 0-27721

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

Yes           No       X

         The number of shares of the issuer's common equity outstanding as of December 31, 1999 was 7,383,063 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

Yes           No       X

                             EBIZ ENTERPRISES, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                                                              PAGE NUMBER

Item 1.  Financial Statements..................................................................................   3
                  Balance Sheets
                           December  31, 1999 (unaudited) and June 30, 1999 ...................................   3
                  Statements of Operations
                           For the Three and Six Months Ended December 31, 1999 (unaudited) and
                           1998 (unaudited)....................................................................   4
                  Statements of Cash Flows
                           For the Six Months Ended December 31, 1999 (unaudited) and 1998 (unaudited).........   5
                  Statements of Comprehensive Income
                           For the Three and Six Months Ended December 31, 1999 (unaudited) and
                           1998 (unaudited)....................................................................   6

                  Notes to the Financial Statements............................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................................  10

                                                      PART II
                                                 OTHER INFORMATION

Item 2.  Changes in Securities.................................................................................  15

Item 5.  Other Information.....................................................................................  15

Item 6.  Exhibits and Reports on Form 8-K......................................................................  15



                                   SIGNATURES

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EBIZ ENTERPRISES, INC.
                                 BALANCE SHEETS
                 DECEMBER 31, 1999 (UNAUDITED) AND JUNE 30, 1999

                                                                     December 31,      June 30,
                                                                        1999             1999
                                                                    -----------       -----------
                                                                    (unaudited)
                             ASSETS
Current Assets:
   Cash                                                             $    43,928       $    76,366
   Accounts receivable, net of allowance for doubtful accounts of  $180,778 and $40,000 in December 30, 1999 and
      June 30, 1999 respectively                                        762,107         1,669,816
   Inventory, net of allowance of $205,502 and $10,000 in
      December 31, 1999 and June 30, 1999, respectively                 794,752         1,568,148
   Prepaid expenses and other current assets                            143,438           128,184
                                                                    -----------       -----------
                  Total current assets                                1,744,225         3,442,514

Furniture and Equipment, net                                            434,931           474,778
Deferred Loan Fees, net                                                 170,397              --
Restricted Cash                                                       5,000,000              --
Note Receivable                                                          50,000              --
                                                                    -----------       -----------
                  Total assets                                      $ 7,399,553       $ 3,917,292
                                                                    ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $ 1,469,957       $ 1,423,178
   Accrued expenses                                                     289,442           468,549
   Line of credit                                                       125,000           350,000
   Notes payable                                                        124,644           610,000
                                                                    -----------       -----------
                  Total current liabilities                           2,009,043         2,851,727
                                                                    -----------       -----------

Convertible Debenture                                                 6,409,945               --
                                                                    -----------       -----------

                  Total liabilities                                   8,418,988         2,851,727
                                                                    -----------       -----------

Stockholders' Equity:
   Convertible preferred stock; $1 par value; 5,000,000 shares authorized;10,895 shares issued and outstanding at
     December 31, 1999 and June 30, 1999, liquidation
     $100 value per share                                               807,951           868,599
   Common stock; $1 par value; 70,000,000 shares authorized;
     7,383,063 and 7,261,715 shares issued and outstanding at
     December 31, 1999 and June 30, 1999, respectively                    7,383             7,262
   Additional paid-in capital                                         3,493,045         2,343,762
   Accumulated deficit                                               (5,327,814)       (2,154,058)
                                                                    -----------       -----------


                Total stockholders' equity                           (1,019,435)        1,065,565
                                                                    -----------       -----------

                Total liabilities and stockholders' equity          $ 7,399,553       $ 3,917,292
                                                                    ===========       ===========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED DECEMBER 31      SIX MONTHS ENDED DECEMBER 31
                                                         1999                 1998         1999                1998
                                                         ----                 ----         ----                ----
                                                                (unaudited)                      (unaudited)

SALES                                                  $ 2,264,949      $ 2,375,289      $ 7,903,577      $ 6,962,042
COST OF SALES                                            2,112,100        2,116,034        7,458,705        6,691,754
RESTRUCTURING EXPENSE - INVENTORY                          125,430               --          125,430               --
                                                       -----------      -----------      -----------      -----------
                    GROSS PROFIT                            27,419          259,255          319,442          270,288

SELLING, GENERAL & ADMINISTRATIVE EXPENSES               1,475,431          478,746        2,712,409          888,934
DEPRECIATION AND AMORTIZATION                               51,087           16,148           91,715           32,297
PROVISIONS FOR DOUBTFUL ACCOUNTS                           156,497           15,820          188,427           15,820
RESTRUCTURING EXPENSE                                       26,500               --           26,500               --
                                                       -----------      -----------      -----------      -----------
                    LOSS FROM OPERATIONS                (1,682,096)        (251,459)      (2,699,609)        (666,763)
                                                       -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
         INTEREST EXPENSE                                 (282,862)         (42,585)        (499,656)         (95,504)
         INTEREST INCOME                                    63,927            2,635           85,183            7,487
                                                       -----------      -----------      -----------      -----------
                    TOTAL OTHER                           (218,935)         (39,950)        (414,473)         (88,017)
                                                       -----------      -----------      -----------      -----------

         NET LOSS                                       (1,901,031)        (291,409)      (3,114,082)        (754,780)

         DIVIDENDS ON PREFERRED STOCK                       27,238             --             54,476               --

         NET LOSS ATTTRIBUTABLE TO COMMON
         STOCKHOLDERS                                  ($1,928,269)     ($  291,409)     ($3,168,558)     ($  754,780)
                                                       ===========      ===========      ===========      ===========
         LOSS PER SHARE:
           BASIC                                       ($     0.26)     ($     0.05)     ($     0.43)     ($     0.12)
           DILUTED                                     ($     0.26)     ($     0.05)     ($     0.43)     ($     0.12)
         WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
           BASIC                                         7,370,500        6,454,646        7,341,703        6,378,149
           DILUTED                                       7,370,500        6,454,646        7,341,703        6,378,149


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                               1999               1998
                                                                            -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 ($3,114,082)     ($  754,780)
   Adjustments to reconcile net loss to net cash
     used in operating activities-
       Depreciation and amortization                                             91,715           32,297
       Common stock issued for services and inventory                            54,000          179,651
       Warrants issued for consulting services                                  199,185            --
       Amortization of discount and loan fees                                   132,376            --
       Changes in assets and liabilities:
         Accounts receivable                                                    907,709         (195,391)
         Due from officers and stockholders                                       --             (41,568)
         Inventory                                                              773,396         (327,062)
         Prepaid expenses and other current assets                              (20,454)          66,325
         Accounts payable                                                        46,779            5,778
         Accrued expenses                                                      (233,583)          58,797
                                                                            -----------      -----------
                  Net cash used in operating activities                      (1,162,959)        (975,953)
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, intellectual property and equipment         (51,868)        (134,251)
                                                                            -----------      -----------
                  Net cash used in investing activities                         (51,868)        (134,251)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                             (225,000)         151,500
   Borrowings under notes payable                                               488,000          110,286
   Principal repayments of notes payable                                       (973,356)        (261,786)
   Borrowings from convertible debenture, net                                 6,903,391             --
   Transfer to restricted cash                                               (5,000,000)            --
   Sale of stock, net of expenses                                               (10,646)       1,239,750
                                                                            -----------      -----------
                  Net cash provided by financing activities                   1,182,389        1,239,750
                                                                            -----------      -----------
    Net increase (decrease) in cash and cash equivalents                        (32,438)         129,546
    Cash and cash equivalents, beginning of period                               76,366          468,651
                                                                            -----------      -----------
    Cash and cash equivalents, end of period                                $    43,928         $598,197
                                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                               $   290,473      $    95,504

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING
   ACTIVITIES:
     Issuance of common stock for services and inventory                    $    54,000      $   179,651
     Dividends accrued on preferred stock                                   $    54,476      $      --
     Issuance of warrants for consulting services                           $   199,185             --


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                       STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED DECEMBER 31,    SIX MONTHS ENDED DECEMBER 31,
                                                   -------------------------------    -----------------------------
                                                       1999             1998             1999              1998
                                                    -----------      -----------      -----------      -----------

Net loss attributable to common stockholders        $(1,928,269)     $  (291,409)     $(3,168,558)     $  (754,780)
                                                    -----------      -----------      -----------      -----------
Other comprehensive loss, net of tax
  Unrealized holding gain/(loss) arising
  during period                                           1,676             --             (5,200)            --
                                                    -----------      -----------      -----------      -----------
Comprehensive loss                                  $(1,926,593)     $  (291,409)     $(3,173,758)     $  (754,780)
                                                    ===========      ===========      ===========      ===========


                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS


             THREE AND SIX MONTHS ENDING DECEMBER 31, 1999 AND 1998



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and six-month periods ending December 31, 1999 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-SB/A for the year ended June 30, 1999.

         INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $205,502 and $10,000 at December 31, 1999 and June 30, 1999, respectively, are established against Company-owned inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         Inventory consists of the following:

                           Dec. 31,            June. 30,
                            1999                 1999
                         ----------        ----------
                        (unaudited)
Components               $  195,400          $1,155,981
Work-in-process              49,505              44,947
Finished goods              549,847             367,220
                         ----------          ----------

                         $  794,752          $1,568,148
                         ==========          ==========

         ACCOUNTS PAYABLE

         Included in accounts payable is approximately $102,000 and $215,000 of bank overdraft at December 31, 1999 and June 30, 1999, respectively.

         LOSS PER SHARE

         During 1998, the Company adopted SFAS No. 128, Earnings Per Share. Pursuant to SFAS No. 128, basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the three months and six months ended December 31, 1999 and 1998, as their effect was anti-dilutive. Below are the disclosures required pursuant to SFAS No. 128 for the three-month and six-month periods ended December 31, 1999 and 1998. All per share amounts have been adjusted to give effect to the one for ten reverse stock split effected in June 1998 (in thousands, except per share data):


                                               THREE MONTHS ENDED DECEMBER 31        SIX MONTHS ENDED DECEMBER 31
                                                     1999         1998                     1999        1998
                                                     ----         ----                     ----        ----
Basic:
  Loss attributable to common stockholders         $(1,928)    $  (291)                   $(3,169)   $ (755)
  Weighted average common shares                     7,371       6,455                      7,342     6,378
                                                   -------     -------                    -------    ------

         Loss per common share                     $ (0.26)    $ (0.05)                   $ (0.43)   $(0.12)
                                                   =======     =======                    =======    ======

Diluted:
  Loss attributable to common stockholders         $(1,928)    $  (291)                   $(3,169)   $ (755)
  Weighted average common shares                     7,371       6,455                      7,342     6,378
                                                   -------     -------                    -------    ------

         Loss per common share                     $ (0.26)    $ (0.05)                   $ (0.43)   $(0.12)
                                                   =======     =======                    =======    ======


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

         The Company received an initial infusion of $2.1 million from the Debenture which was utilized to repay the Company's outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank as collateral for the Debenture and is therefore reflected as restricted cash in the accompanying financial statements. The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral required for the letter of credit and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company can draw approximately $.70 for each $1 of Debenture principal converted from the letter of credit to fund operations. The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

         The Debenture required that the related shares of the Company's common stock be registered in accordance with the regulations of the Securities and Exchange Commission before the holder could begin to convert the Debenture to common stock. The necessary registration process was initiated by the company in October, 1999 and was completed in February, 2000. The holder began accruing rights to convert the Debenture upon its signing and as of December 31, 1999 the holder had accrued the rights to convert approximately $ 1,972,000 to shares of the Company's common stock.

(3) RESTRUCTURING EXPENSE

        In November, 1999 the Company implemented a change in its strategic business plan to concentrate its focus on the Linux market and to de-emphasize the sales of low-priced Windows-based systems. Consequently, the Company incurred a restructuring charge of $26,500 for asset revaluation and $125,430 for markdown of inventory that were directly related to the businesses we are de-emphasizing. As of December 31, 1999 no charges have been made against these liabilities.


(4) WARRANTS ISSUED FOR CONSULTING SERVICES

        In October, 1999, the Company engaged a consulting firm to assist us with our strategic planning and corporate development programs. In conjunction with the engagement, the Company issued warrants to acquire 220,000 shares of common stock at a market-based exercise price. In compliance with SFAS No. 123, Accounting For Stock-Based Compensation, the fair value of the Warrant, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $199,000 and is recorded as an expense in selling, general and administration expenses in the accompanying financial statements.


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

  OVERVIEW

         EBIZ Enterprises, Inc. is a designer and operator of Internet e-commerce Web sites and a developer and distributor of computer systems, components and accessories for personal and business computing. Our primary computer system brands are PIA(TM) and Element-L(TM) which use the Linux operating system and are important elements in our Linux strategy. We also sell conventional Windows-based systems under our M2 Systems(TM) brand name. Our products are sold directly to end users through our Web sites, TheLinuxStore.com and EBIZmart.com, and to corporate customers by our own sales force. We also sell our systems through retailers, resellers and major e-commerce Web sites, such as dealdeal.com and onsale.com.

         During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the market which we feel has much stronger growth opportunities than the low price, high volume, conventional computing systems market. We have de-emphasized our programs for the mass merchant and brokerage channels of distribution which declined to 2% of total sales in the second quarter from over 50% of our sales in the preceding three quarters. At the same time we began to restructure our organization to facilitate the implementation of our expanding Linux marketing, Website development and product development programs. We have also made provisions in the financial statements for the second quarter of fiscal 2000 for the inventory, collection and other costs resulting from this change in the Company's strategic direction.

         TheLinuxStore.com has become a core element of our Linux strategy. We are positioning it as a leader in the Linux market providing community resources and services, such as free e-mail, a free Linux directory and links to numerous Linux-based sites, and technology expertise. In addition the e-commerce section of the site provides "Everything Linux" and offers a large selection of Linux-compatible technical products and related items, including desktop and notebook computers, workstations, servers, hardware components, peripherals, software, books and geek gear.

         Ebiz's predecessor was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, VDG Capital's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, Vinculum acquired the operating assets and liabilities of Genras, Inc. (an Arizona corporation) and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, CPU Micromart changed its name to Ebiz Enterprises, Inc.

COMPARISON OF THE QUARTERS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

        Sales were $2,264,949 for the quarter ended December 31, 1999 compared to $2,375,289 for the quarter ended December 31, 1998. The $110,340 decrease, approximately 4.6%, below the prior period, was due to the de-emphasis of the sales of low-priced Windows based systems to mass merchants and price oriented distributors and to lower brokerage sales. These decreases were partially offset by higher sales of our Linux systems and by increased sales to business customers by our sales force.

         Cost of sales for the three months ended December 31,1999 increased to 93.3% of sales from 89.1% of sales from the same period in 1998. The gross profit margin decreased to 1.2% of sales for the quarter ended December 31, 1999 from 10.9% of sales for the same period in 1998. The decrease was due to inventory markdowns associated with our change in business strategy and the production inefficiencies that resulted from lower system sales volume and close-out sales of our low-end system inventory and related components. Employee reductions and other production restructuring measures were initiated during the second quarter of fiscal year 2000 to address the inefficiencies resulting from the decreased volume.

         Selling, general and administrative expense was $1,475,431, or 65.1%
of sales, for the quarter ended December 31, 1999 as compared to $478,746, or 20.2% of sales, for the same period in 1998. This was due to higher expenditures for advertising and marketing, higher strategy development expenses, the costs generated by the expansion of our Linux engineering, sales and marketing organizations and the development of our new websites www.TheLinuxLab.com and
                                                      -------------------
www.LinuxWired.net that are key elements in our Linux strategic focus. In
------------------
addition to these recurring expenses, we recorded $199,185 of non-recurring, non-cash expense for warrants issued for consulting services to comply with SFAS No. 123 as stated in Note 4 of the Notes to the Financial Statements.

         Provisions for doubtful accounts increased to $156,497 in the quarter ending December 31, 1999 from $15,820 in the second quarter of fiscal 1999. The increase was caused by collection disputes that have developed with the customers who represented the majority of our past low-end system business.

         Restructuring expenses were $151,930 for the three months end December 31, 1999. Of these expenses, $125,430 were generated by the markdown of inventory. The remaining $26,500 was due to the revaluation of assets that were directly related to the businesses that we strategically de-emphasized. There were no such expenses in the second quarter of fiscal 1999.

         Interest expense increased to $282,862 in the quarter ended December 31, 1999 from $42,585 in the same period in 1998. The increase was due to interest and amortization expenses related to the Debenture.

         The preceding operational factors resulted in a net loss attributable to common stockholders of $1,928,269, or $0.26 per diluted share, for the three months ended December 31, 1999 as compared to a net loss attributable to common stockholders of $291,409, or $0.05 per diluted share, for the three months ended December 31, 1998.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Sales for the six months ended December 31, 1999 were $7,903,577 compared to $6,962,042 for the six months ended December 31, 1998. The $941,535 increase, approximately 13.5%, was the result of higher system sales in the first quarter of fiscal 2000, increased productivity of our sales force, and a substantial increase in sales through our Websites.

         Cost of sales for the six months ended December 31, 1999 decreased to 94.4% of sales from 96.1% of for the same period in 1998. The gross profit margin for the six months ended December 31, 1999 increased to 4.0% of sales from 3.9% of sales for the first two quarters of the prior fiscal year. The increase was due to the change in sales mix away from the auction business and towards the Linux market and the productivity of our own sales force, particularly in the first quarter of fiscal 2000. Our gross profit margin excluding restructuring related inventory markdowns for the six months ended December 31, 1999 was 5.6% of sales.

         Selling, general and administrative expense was $2,712,409, or 34.7% of sales, for the six months ended December 31, 1999 as compared to $888,934, or 12.8% of sales, for the same period in 1998. The increase was due to higher expenditures for marketing, sales and technical personnel and the related program expenses required to build the organization and implement the tactics that are included in our redefined strategic plan. The non-recurring, non-cash expense of $199,185 that was recorded for warrants issued for consulting services during the second quarter of fiscal year 2000 was also a component of the increases.

         Provisions for doubtful accounts increased to $188,427 in the six months ending December 31, 1999 from $15,820 in the second half of fiscal 1999. As noted earlier, the increase was caused by collection disputes that have developed with the customers who represented the majority of our low-end system business that is being de-emphasized as we concentrate our focus on the Linux market.

         Due to our decision to change our strategic business plan, restructuring expenses were $151,930 for the six months ended December 31, 1999. Of these expenses, $125,430 related to inventory markdowns and $26,500 related to asset revaluation. There were no such expenses in the first half of fiscal 1999.

         Interest expense was $499,656 for the six months ended December 31, 1999 as compared to $95,504 in the same period in 1998. The increase was due to interest and amortization expenses related to the Debenture.

         The preceding operational factors resulted in a net loss attributable to common stockholders of $3,168,558, or $0.43 per diluted share, for the six months ended December 31,

1999 as compared to a net loss of $754,780, or $0.12 per diluted share, for the six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had cash and cash equivalents of $43,928, representing a decrease of $32,438 from the total of $76,366 at June 30,1999. The decrease was primarily due to investing activities as the cash provided by the convertible Debenture placed in August, 1999 provided for the repayment of most of the debt outstanding at that time and for the net cash used in operations during the first half of fiscal 2000.

         Our net cash used in operating activities was $1,162,959 for the six months ended December 31, 1999 as compared to $975,953 used in the six months ending December 31, 1998. In first half of fiscal 2000, the cash generated by the Debenture and by reductions in accounts receivable and inventory was used for the sales, marketing, administration and development expenses incurred to implement our strategic programs. In the six months ending December 31, 1998, the net cash used in operating activities was primarily for increased inventory and accounts receivable.

         The net cash used in investing activities was $51,868 and $134,251 for the six month periods ending December 31, 1999 and December 31, 1998, respectively. In six months ending December 31, 1999, these activities included the acquisition and configuration of equipment for our Websites and logistics and communications systems. For the same period in 1998, investing activities included the acquisition of software and equipment for administrative and operations functions.

         During the six months ended December 31, 1999, the net cash provided by financing activities was $1,182,389. The Debenture provided $6,903,391, million, of which $5,000,000 was placed in a restricted bank account as collateral for the Debenture, which is to be accessed through the conversion of the Debenture into shares of our common stock. We repaid $350,000 of our line of credit and $887,900 of the principal of notes payable. Our line of credit was reopened in December, 1999 and $125,000 was outstanding at the end of the period. Additional notes payable of $488,000 were initiated during the quarter and $124,644 were outstanding on December 31, 1999.

         During the six months ended December 31, 1999, the holder of the Debenture accrued the rights to convert approximately $1,972,000 of the principal, and the accrued interest thereon, to shares of our common stock. The required registration of those and other shares of common stock was completed in February, 2000. We anticipate that the exercising of these conversion rights, and future conversion rights, under the terms of the Debenture, will provide timely funding for our increased marketing and development programs for our Linux marketing efforts.

DEBENTURE AND WARRANT

         On August 25, 1999 we issued the Debenture and Warrant for a total of $7,100,000. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder may convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000. The required amount of the letter of credit decreases by $.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption.

         On February 8, 2000, Ebiz and the holder of the Debenture agreed to modify the terms of conversion of the Debenture. The per share conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of (a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000. As modified, the principal of the Debenture is convertible into a minimum of 1,297,921 shares.

         The Debenture holder agreed to immediately convert all accrued interest of $140,203 into 36,511 shares of Ebiz common stock and to reduce its cash collateral requirements by $500,000 until a total of $710,026 in principal of the Debenture has been converted.

         The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share. The Warrant is exercisable at any time prior to August 22, 2004.


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-SB/A, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "FACTORS AFFECTING FUTURE PERFORMANCE" sections which are incorporated by reference in this Form 10-QSB. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-SB/A, may be accessed at the SEC's Web site, www.sec.gov.



                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

DEBENTURE

     The discussion of the modification of the Debenture above under "PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Debenture and Warrant" is incorporated herein by reference.

ISSUANCE OF SECURITIES

     Ebiz agreed to issue 18,948 shares of its common stock at $2.375 per share to Mesirow Financial Inc. in lieu of payment of professional fees of $45,000 for investment banking and advising services rendered for the month of December, 1999. Ebiz also agreed in December, 1999 that 220,000 outstanding warrants held by Mesirow Financial granted as additional compensation for its services would fully vest. Of these 220,000 warrants, 55,000 are exercisable at $4.5375 per share, 55,000 at $5.15625 per share, 55,000 at $6.1875 per share and 55,000 at $8.25 per share, and all expire in October through December, 2003. Ebiz agreed to register for resale the shares issued and underlying the warranted granted to Mesirow Financial.

     Ebiz has agreed to issue 240,000 shares of its common stock to CNET, Inc. in payment of an Integration Fee of $1,200,000 under the Premier Advertiser Agreement discussed below. See ITEM 5. OTHER INFORMATION.

     Ebiz issued 36,511 shares on February 10, 2000 at $3.84 per share in conversion of outstanding interest on the Debenture of $140,203. See the discussion above under "PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Debenture and Warrant."

ITEM 5.  OTHER INFORMATION.

     In January, 2000 Ebiz entered into a Premiser Advertiser Agreement with CNET, Inc. Under the agreement, Ebiz will be a part of CNET's "Premier Advertiser" program and will receive advertising for and links to its Website, TheLinuxStore.com. The term of the agreement is through February 1, 2001, subject to earlier termination. Ebiz is required to purchase a minimum of $2,000,000 of advertising under the agreement during its stated term, and to pay an Integration Fee equal to $1,200,000 by issuance of 240,000 shares of its common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    27.1     Financial Data Schedule

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                                EBIZ ENTERPRISES, INC.



Dated:  February 14, 2000                       By  /s/ Jeffrey I. Rassas
                                                    --------------------------
                                                       Jeffrey I. Rassas
                                                       Chief Executive Officer

                                 EXHIBIT INDEX



           27.1     Financial Data Schedule