Form 10QSB
period 2000-03-31
EBIZ ENTERPRISES INC
filed 2000-05-15
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                  FORM 10-QSB

                                    --------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

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

                                 Yes [X]  No [ ]


     The number of shares of the issuer's common equity outstanding as of March 31, 2000 was 8,180,968 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No [X]

                             EBIZ ENTERPRISES, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                  PAGE NUMBER

Item 1. Financial Statements............................................  2
     Balance Sheets
          March 31, 2000 (unaudited) and June 30, 1999 .................  2
     Statements of Operations
          For the Three and Nine Months Ended March 31, 2000
          (unaudited) and 1999 (unaudited)..............................  3
     Statements of Cash Flows
          For the Nine Months Ended March 31, 2000 (unaudited)
          and 1999 (unaudited)..........................................  4
     Notes to the Financial Statements..................................  5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................  8

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities........................................... 14

Item 5. Other Information............................................... 15

Item 6. Exhibits and Reports on Form 8-K................................ 15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EBIZ ENTERPRISES, INC.
                                 BALANCE SHEETS
                  MARCH 31, 2000 (UNAUDITED) AND JUNE 30, 1999

                                                                              March 31,         June 30,
                                                                                2000              1999
                                                                             -----------       -----------
                                     ASSETS                                   (UNAUDITED)
Current Assets:
  Cash                                                                       $   553,906       $    76,366
  Accounts receivable, net of allowance for doubtful accounts of
   $285,565 and $40,000 at March 31, 2000 and June 30, 1999, respectively        512,127         1,669,816
  Inventory, net of allowance of $169,534 and $10,000
   on March 31, 2000 and June 30, 1999, respectively                             825,862         1,568,148
  Prepaid advertising                                                          1,050,000                --
  Other prepaid expenses and other current assets                                110,250           128,184
                                                                             -----------       -----------
      Total current assets                                                     3,052,145         3,442,514

Furniture and Equipment, net                                                     549,351           474,778
Deferred Loan Fees, net                                                          150,738
Restricted Cash                                                                4,503,707
Goodwill, net                                                                    686,359
                                                                             -----------       -----------
      Total assets                                                           $ 8,942,300       $ 3,917,292
                                                                             ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                           $ 1,873,653       $ 1,423,178
  Accrued expenses                                                               337,848           468,549
  Line of credit                                                                 250,000           350,000
  Notes payable                                                                   71,928           610,000
                                                                             -----------       -----------
      Total current liabilities                                                2,533,429         2,851,727
                                                                             -----------       -----------

Convertible Debenture                                                          6,385,730
                                                                             -----------       -----------
      Total liabilities                                                        8,919,156         2,851,727
                                                                             -----------       -----------
Stockholders' Equity:
  Convertible  preferred stock;  $.001 par value; 5,000,000 shares authorized; 8,950 and 10,895 shares issued and outstanding at
   March 31, 2000 and June 30, 1999, respectively, liquidation $100
   value per share                                                               502,734           868,599
  Common stock; $.001 par value; 70,000,000 shares authorized;
   8,180,968 and 7,261,715 shares issued and outstanding at
   March 31, 2000 and June 30, 1999, respectively                                  8,181             7,262
  Common stock subscribed                                                      4,500,000
  Subscriber receivable                                                       (4,500,000)
  Additional paid-in capital                                                   6,377,749         2,343,762
  Accumulated deficit                                                         (6,865,520)      (2,154,058)
                                                                             -----------       -----------
      Total stockholders' equity                                                  23,144         1,065,565
                                                                             -----------       -----------
Total liabilities and stockholders' equity                                   $ 8,942,300       $ 3,917,292
                                                                             ===========       ===========

    The accompanying notes are an integral part of these financial statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                             THREE MONTHS ENDED MARCH 31,        NINE MONTHS ENDED MARCH 31,
                                                2000             1999               2000             1999
                                            ------------     ------------       ------------     ------------
                                                     (unaudited)                          (unaudited)
SALES                                       $  2,223,655     $  4,062,451       $ 10,127,232     $ 11,024,493
COST OF SALES                                  1,981,158        3,750,723          9,439,863       10,442,477
RESTRUCTURING EXPENSE -INVENTORY                      --               --            125,430               --
                                            ------------     ------------       ------------     ------------
      GROSS PROFIT                               242,497          311,728            561,939          582,016

SELLING, GENERAL & ADMINISTRATIVE EXPENSES     1,512,701          536,242          4,225,110        1,425,176
DEPRECIATION AND AMORTIZATION                     50,461           11,169            142,176           43,466
PROVISIONS FOR DOUBTFUL ACCOUNTS                  14,717            8,704            203,144           24,524
RESTRUCTURING EXPENSE                                 --               --             26,500               --
                                            ------------     ------------       ------------     ------------
      LOSS FROM OPERATIONS                    (1,335,382)        (244,387)        (4,034,991)         911,150)
                                            ------------     ------------       ------------     ------------

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                              (257,877)          (7,898)          (757,533)        (103,402)
  INTEREST & OTHER INCOME                         77,591            4,216            162,774           11,703
                                            ------------     ------------       ------------     ------------
      TOTAL OTHER                               (180,286)          (3,682)          (594,759)         (91,699)
                                            ------------     ------------       ------------     ------------

  NET LOSS                                    (1,515,608)        (248,069)        (4,629,730)      (1,002,849)

  DIVIDENDS ON PREFERRED STOCK                    27,238               --             81,714               --
                                            ------------     ------------       ------------     ------------

  NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                             $ (1,542,906)    $   (248,069)      $ (4,711,464)    $ (1,002,849)
                                            ============     ============       ============     ============

  LOSS PER SHARE:
     BASIC                                  $      (0.20)    $      (0.03)      $      (0.63)    $      (0.15)
     DILUTED                                $      (0.20)    $      (0.03)      $      (0.63)    $      (0.15)
  WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES
     BASIC                                      7,647,031        7,312,586          7,442,739        6,695,009
     DILUTED                                    7,647,031        7,312,586          7,442,739        6,695,009

    The accompanying notes are an integral part of these financial statements

                             EBIZ ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED MARCH 31,
                                                                  2000               1999
                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(4,629,750)      $(1,002,849)
 Adjustments to reconcile net loss to net cash
   used in operating activities-
   Depreciation and amortization                                   142,176            43,466
   Common stock issued for services and inventory                1,299,000           218,751
   Warrants issued for consulting services                         199,185                --
   Amortization of discount and loan fees                          231,658                --
   Changes in assets and liabilities:
    Accounts receivable                                          1,157,689        (1,009,082)
    Due from officers and stockholders                                  --           (42,468)
    Inventory                                                      742,286          (599,169)
    Prepaid advertising                                         (1,050,000)               --
    Other current assets                                            17,934            62,848
    Accounts payable                                               450,475            72,027
    Accrued expenses                                              (212,416)           58,797
                                                               -----------       -----------
        Net cash used in operating activities                   (1,651,763)       (2,197,679)
                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, intellectual
  property and equipment                                          (211,551)         (271,679)
                                                               -----------       -----------
        Net cash used in investing activities                     (211,551)         (271,628)
                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit, net                             (100,000)          250,000
 Borrowings under notes payable                                    488,000           261,786
 Principal repayments of notes payable                          (1,026,072)         (261,786)
 Borrowings from convertible debenture, net                      6,903,391                --
 Transfer to restricted cash, net                               (4,503,707)               --
 Sale of stock, net of expenses                                    579,242         1,929,581
                                                               -----------       -----------
        Net cash provided by financing activities                2,340,854         2,179,581
                                                               -----------       -----------

 Net increase (decrease) in cash                                   477,540          (289,726)
 Cash, beginning of period                                          76,366           468,651
                                                               -----------       -----------
 Cash, end of period                                           $   553,906       $   178,925
                                                               ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                      $   298,445       $   103,402

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 AND OPERATING ACTIVITIES:
 Issuance of common stock for services and inventory           $ 1,299,000       $   218,751
 Dividends accrued on preferred stock                          $    81,714       $        --
 Issuance of warrants for consulting services                  $   199,185       $        --
 Subscriber receivable for common stock to be issued           $ 4,500,000       $        --
 Conversion of debt and related interest to common stock       $   244,503       $        --
 Issuance of common stock for business acquisition             $   700,000       $        --

    The accompanying notes are an integral part of these financial statements

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

              THREE AND NINE MONTHS ENDING MARCH 31, 2000 AND 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month and nine-month periods ending March 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-SB/A for the year ended June 30, 1999.

         INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $169,534 and $10,000 at March 31, 2000 and June 30, 1999, respectively, are established against Company-owned inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         Inventory consists of the following:

                                           Mar. 31,           June 30,
                                             2000               1999
                                          ----------         ----------
                                          (unaudited)
         Components                       $  563,358         $1,155,981
         Work-in-process                      16,314             44,947
         Finished goods                      246,190            367,220
                                          ----------         ----------
                                          $  825,862         $1,568,148
                                          ==========         ==========

         ACCOUNTS PAYABLE

         Included in accounts payable is approximately $168,000 and $215,000 of bank overdraft at March 31, 2000 and June 30, 1999, respectively.

(2) CONVERTIBLE DEBENTURE

         In August, 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "DEBENTURE"). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. In compliance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000 and is recorded as a debt discount in the accompanying financial statements. In addition, loan costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-line method which approximates the effective interest method as additional interest expense over the term of the loan.

         The Company received an initial infusion of $2.1 million from the Debenture, which was utilized to repay the Company's outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank as collateral for the Debenture. In February, 2000, $500,000 of the cash collateral was released by the holder. The net cash collateral is reflected as restricted cash in the accompanying financial statements. The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral required for the letter of credit and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company can draw approximately $.70 for each $1 of Debenture principal converted from the letter of credit to fund operations. The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

         The Debenture required that the related shares of the Company's common stock be registered under the Securities Act of 1933 and the regulations of the Securities and Exchange Commission ("SEC") before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the company in October, 1999 and became effective in February, 2000. The holder began accruing rights to convert the Debenture upon its signing and as of March 31, 2000 the holder had accrued the rights to convert approximately $3,152,000 of the principal of the Debenture into shares of the Company's common stock. Interest payable to the holder has been accrued monthly since September, 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the completion of the registration process. During February and March, 2000, approximately $244,500 of the Debenture's principal and accrued interest were converted to approximately 64,500 shares of common stock and as of March 31, 2000 the remaining balance of accrued interest payable was approximately $81,000.

(3) RESTRUCTURING EXPENSE

         In November, 1999 the Company implemented a change in its strategic business plan to concentrate its focus on the Linux market and to de-emphasize the sales of low-priced Windows-based systems. Consequently, the Company incurred a restructuring charge of $26,500 for asset revaluation and $125,430 for markdown of inventory that were directly related to the businesses being de-emphasized. As of March 31, 2000, approximately $62,500 in charges have been made against these liabilities.

(4) WARRANTS ISSUED FOR CONSULTING SERVICES

         In October, 1999 the Company engaged a consulting firm to assist with its strategic planning and corporate development programs. In conjunction with the engagement, the Company issued warrants to purchase 220,000 shares of common stock at a market-based exercise price. In compliance with SFAS No. 123, the fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $199,000 and is recorded as an expense in selling, general and administration expenses in the accompanying financial statements.

(5) COMMON STOCK ISSUED FOR ADVERTISING

         In  January,  2000  the  Company  entered  into  a  Premier  Advertiser
Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's "PREMIER ADVERTISER" program for CNET's Linux Center and received advertising for, and links to, its Website, THELINUXSTORE.COM. The term of the agreement is through February, 2001, subject to earlier termination. The Company is required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. This integration fee has been recorded as prepaid advertising and is being amortized over the term of the agreement. The advertising on the CNET Linux Center began on February 11, 2000 and $150,000 of the integration fee was amortized in the third quarter of Fiscal 2000.

(6) ACQUISITION OF INFOMAGIC, INC.

         On March 30, 2000, the Company acquired all of the issued and outstanding common stock of InfoMagic, Inc., which distributes open source and low cost software products through its Website, WWW.INFOMAGIC.COM and selected distributors. In exchange, the Company issued 200,000 shares of its common stock at $3.50 per share to the shareholders of InfoMagic, Inc., for total consideration of $700,000. In addition to assets and common stock, the Company acquired InfoMagic's customer base of over 100,000 clients. This acquisition has been accounted for under the purchase method of accounting. The purchase price in excess of the net tangible worth has been recorded as goodwill and is being amortized over five years.

(7) PRIVATE PLACEMENT OF COMMON STOCK

         On March 31, 2000, the Company entered into a Securities Purchase Agreement with Mr. Shi-En Shiau and Prime Technology Holdings Limited (the "PURCHASERS") for the purchase of 2.5 million shares of the Company's common stock at a price of $2.00 per share (subject to adjustment as described in the Securities Purchase Agreement). At the closing, the Purchaser paid $500,000 in cash and executed a promissory note, due May 5, 2000, for $4.5 million. The due date of the note was later extended to May 12, 2000. The Company is required to file a registration statement related to the common stock with the SEC within 30 days of the payment of the promissory note. The $500,000 cash received was recorded as common stock and additional paid-in capital. The $4.5 million note was recorded as common stock subscribed and a subscriber receivable.

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

OVERVIEW

         Ebiz  Enterprises,   Inc.  is  a  designer  and  operator  of  Internet
e-commerce Websites and a developer and distributor of computer systems, components and accessories for personal and business computing. During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the computer market, which we feel offers stronger growth and profitability opportunities than the market for low price, conventional computer systems. We de-emphasized our programs for the mass merchant and brokerage channels of distribution and we restructured our organization to implement our Linux development and marketing programs. Our financial statements for the second quarter included the provisions for inventory, collection and other costs resulting from this change in strategic direction.

         In the third quarter, we began to accelerate our programs for the Linux market with the development and roll-out of two new Linux computer system product lines, the L-Servers and duOS, the introduction of a new technical resource Website for the Linux community, THELINUXLAB.COM, the announcement of the first "PURE LINUX" Internet Service Provider, LINUXWIRED.NET, and the acquisition of INFOMAGIC.COM, an established distributor of open source, primarily Linux, software. In addition, we initiated a major advertising program with CNET's Linux Center.

         We have partnered with TurboLinux, a leading provider of Linux software clustering solutions, to develop the L-Server line of network file servers that are scalable, manageable and affordable. The duOS line of workstations is a "DUAL" boot system, based on Corel LINUX OS and Windows 98 and comes with both the Linux and Windows versions of Wordperfect Office 2000 Suite. These systems will enable business network users to continue to use their favorite Windows applications while enjoying the stability of a Linux network. The PIA(TM) and ELEMENT-L(TM) are our Linux system brands for traditional applications in homes and businesses and are also important elements in our Linux product strategy. We also sell conventional Windows-based systems under our M2 SYSTEMS(TM) brand name. Our products are sold directly to end users through our Web site, THELINUXSTORE.COM, and to corporate customers by our own sales force. We also sell our systems through retailers, resellers and major e-commerce Web sites, such as CNET.COM and ONSALE.COM.

         THELINUXSTORE.COM is the Company's principal Website and a core element of our Linux strategy. It is a vendor-neutral site for the purchase of "EVERYTHING LINUX." The site offers brand name systems, peripherals, components and software from nationally known vendors, in addition to our own brands. The Website's traffic has been growing at an average of 40% per month and is generating opportunities for vendor sponsorship and advertising revenues that are important elements in our profitability improvement strategy.

         THELINUXLAB.COM  offers cost  effective  technical  expertise from over
2,800 registered Linux technicians to Linux users and independent product testing and certification for Linux-related products. The Website will provide objective reports of each product tested and also includes links to THELINUXSTORE.COM for clients to acquire the software and hardware they have evaluated.

         LINUXWIRED.NET was launched in April, 2000. It is a full service Internet Service Portal, focused on the Linux community that provides dial-up service for Linux-based computer systems for $16.95 per month and a host of Internet portal services such as news, shopping, tech support, message boards, classifieds, a job posting service and Ebiz's Virtual Knowledge Exchange which will enable users to ask the vendors of the products offered at THELINUXSTORE.COM application and other questions in a chat room environment. In addition to user fees, we expect this portal to generate advertising revenues as its traffic grows.

         In March, 2000 Ebiz acquired InfoMagic, Inc., an established and visible open source and low cost software distribution company with its principal emphasis on Linux software. Since its inception, InfoMagic has sold its products to over 100,000 clients in the Linux market and has achieved substantial visibility in the Linux community. The acquisition provides Ebiz with additional reach into that marketplace.

         Ebiz's predecessor was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, VDG Capital's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, Vinculum acquired the operating assets and liabilities of Genras, Inc., an Arizona corporation, and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, CPU Micromart changed its name to Ebiz Enterprises, Inc.

COMPARISON OF THE QUARTERS ENDED MARCH  31, 2000 AND MARCH  31, 1999

         Sales were $2,223,655 for the quarter ended March 31, 2000 compared to $4,062,451 for the quarter ended March 31, 1999. The $1,838,796 decrease, approximately 45.3%, from the prior period, was due to the shift of our strategic focus away from the high volume sales of low-priced Windows based systems to mass merchants and price oriented distributors that represented more than 55% of sales in the third quarter of fiscal 1999. These decreases were partially offset by higher sales of our Linux systems, increased sales to business customers by our sales force and advertising revenues.

         Cost of sales for the three months ended March 31, 2000 decreased to 89.1% of sales from 92.3% of sales from the same period in 1999. The gross profit margin increased to 10.9% of sales for the quarter ended March 31, 2000 from 7.7% of sales for the quarter ended March 31, 1999. The increase was the result of our strategic shift towards emphasizing higher margin Linux system sales, sales to business end users and the beginning of advertising revenue generation by THELINUXSTORE.COM.

         Selling, general and administrative expense was $1,512,701, or 68.0% of sales, for the quarter ended March 31, 2000 as compared to $536,242 or 13.2% of sales, for the same period in 1999. This was due to higher expenditures for advertising and marketing, consulting and legal expenses for strategy development, the costs generated by the expansion of our Linux engineering, sales and marketing organizations and the introduction of our new Websites WWW.THELINUXLAB.COM and WWW.LINUXWIRED.NET. Our advertising and marketing expense, in particular, increased to 22.7% of sales for the third quarter of fiscal 2000 from 0.4% a year earlier. This increase was primarily due to the advertising program that was initiated with CNET.

         Interest expense increased to $257,877 in the quarter ended March 31, 2000 from $7,898 in the same period in 1999. The increase was due to interest and amortization expenses related to the Debenture. Interest and other income was $77,591 for the three months ended March 31, 2000 as compared to $4,216 for the three months ended March 31, 1999. This increase was the result of interest earned by the restricted cash related to the Debenture and the sale of marketable securities the Company had acquired in 1998.

         The preceding factors resulted in a net loss attributable to common stockholders of $1,542,906, or $0.20 per diluted share, for the three months ended March 31, 2000 as compared to a net loss attributable to common stockholders of $248,069, or $0.03 per diluted share, for the three months ended March 31, 1999.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         Sales for the nine months ended March 31, 2000 were $10,127,232 compared to $11,024,493 for the nine months ended March 31, 1999. The $897,261 decrease, approximately 8.1%, was primarily the result of the reduction of sales of low-priced computers and to lower brokerage sales. These two categories represented over 65% of total sales in the first nine months of fiscal 1999. The decreases in these areas were partially offset by higher sales of Linux computers and increased sales to business customers through our sales force.

         Cost of sales for the nine months ended March 31, 2000 decreased to 94.5% of sales from 94.7% of for the same period in 1999. The gross profit margin for the nine months ended March 31, 2000 increased to 5.5% of sales from 5.3% of sales for the comparable period of the prior fiscal year. The increase was due to the change in sales mix away from low priced computers and the auction business and towards the Linux market and the productivity of our own sales force. Our gross profit margin, excluding restructuring related inventory markdowns for the nine months ended March 31, 2000, was 6.8%.

         Selling, general and administrative expense was $4,225,110, or 41.7% of sales, for the nine months ended March 31, 2000 as compared to $1,425,176, or 12.9% of sales, for the same period in 1999. The increase was due to substantially increased advertising and promotion expenses and higher expenditures for marketing, sales and technical personnel and the related expenses required to build the organization and implement the programs in our redefined strategic plan. The non-recurring, non-cash expense of $199,185 that was recorded for warrants issued for consulting services during the second quarter of fiscal year 2000 was also a significant component of the increase.

         Provisions for doubtful accounts increased to $203,144 in the nine months ending March 31, 2000 from $24,524 in the first nine months of fiscal 1999. The increase was caused by collection disputes that have developed with the customers who represented the majority of our low-end system business that has been de-emphasized as we concentrate our focus on the Linux market.

         Due to our decision to change our strategic business plan, restructuring expenses were $151,930 for the nine months ended March 31, 2000. Of these expenses, $125,430 related to inventory markdowns and $26,500 related to asset revaluation. There were no such expenses in the first nine months of fiscal 1999.

         Interest expense was $757,533 for the nine months ended March 31, 2000 as compared to $103,402 in the same period in 1999. The increase was due to interest and amortization expenses related to the Debenture. Interest and other income was $162,774 for the first three quarters of fiscal 2000 versus $11,703 in first three quarters of fiscal 1999. This increase was the result of interest earned by the restricted cash related to the Debenture and the third quarter sale of marketable securities the Company had acquired in 1998.

         The preceding operational factors resulted in a net loss attributable to common stockholders of $4,711,464 or $0.63 per diluted share, for the nine months ended March 31, 2000 as compared to a net loss of $1,002,849 or $0.15 per diluted share, for the nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had cash and cash equivalents of $553,906 which was a $477,540 increase from the total of $ 76,366 at June 30, 1999. This increase was primarily due to the cash received for the private placement of common stock and the cash generated by the Debenture in August, 1999 and February, 2000. The cash generated by the Debenture provided for the repayment of most of the debt outstanding at August, 1999 and for most of the net cash used in operations during the first nine months of fiscal 2000.

         Our net cash used in operating activities was $1,651,763 for the nine months ended March 31, 2000 as compared to $2,197,679 used in the nine months ending March 31, 1999. In the first nine months of Fiscal 2000, the cash generated by the Debenture and by reductions in accounts receivable and inventory was used for the increases in our sales, advertising/marketing, administration and development expenses required to implement our strategic programs. A portion of the CNET advertising expense was paid through the issuance of common stock and, therefore, had no effect on cash flow. In the nine months ending March 31, 1999 the net cash used in operating activities was primarily for increased inventory and accounts receivable and for Website development.

         The net cash used in investing activities was $211,551 and $271,628 for the nine months periods ending March 31, 2000 and March 31, 1999, respectively. In the nine months ending March 31, 2000, these activities included the acquisition and configuration of equipment for our Websites, our internal data networks and communications systems. The acquisition of InfoMagic, Inc. was completed through the issuance of shares of Ebiz common stock and had no effect on cash flow during the first nine months of fiscal 2000. For the same period in fiscal 1999, investing activities included the acquisition of software and equipment for administrative and operations functions and Website equipment.

         During the nine months ended March 31, 2000, the net cash provided by financing activities was $2,340,854. The Debenture provided $6,903,391 of which approximately $4,500,000 is held in restricted bank accounts as collateral that is to be accessed through the conversion of the Debenture to common stock. We also received $500,000 from the private placement of common stock. The balance of the purchase price was evidenced by a promissory note in the amount of $4,500,000 which is due May 12, 2000. We repaid $350,000 of our line of credit and $887,900 of the principal of notes payable during the first quarter of fiscal 2000. Our line of credit was reopened in December, 1999 and $250,000 was outstanding at March 31, 2000. Additional notes payable of $488,000 were initiated during the first nine months of fiscal 2000 and $71,928 were outstanding at the end of the period.

DEBENTURE AND WARRANT

         On August 25, 1999 we issued the Debenture and Warrant for a total of $7,100,000. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000 less $500,000 released during February, 2000. The required amount of the letter of credit decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption.

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

         The Debenture holder agreed to immediately convert all accrued interest of $140,203 into 36,511 shares of Ebiz common stock and to reduce its cash collateral requirements by $500,000 until a total of $710,026 in principal of the Debenture has been converted. The accrued interested was converted to common stock on February 8, 2000. During February and March, 2000, an additional $462 of accrued interest and $103,838 in principal were converted to 28,001 shares of common stock.

         On March 31, 2000 Ebiz and the Debenture holder agreed to an additional modification to the conversion price formula by changing the reset price determinant to the average of the three lowest trading prices from the three lowest closing bid prices occurring in the 15 day period prior to conversion. All other aspects of the formula remained unchanged.

         The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share. The Warrant is exercisable at any time prior to August 22, 2004. As of March 31, 2000 none of the Warrants have been exercised.

SERIES A PREFERRED

         During the three month period ending March 31, 2000, a holder of a total of 1,945 shares of the Company's outstanding Series A Preferred elected to convert their shares into the Company's common stock. A total of 32,418 shares of common stock were issued upon such conversion.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECT," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

DEBENTURE

         The discussion of the  modification  of the Debenture above under "PART
1. ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS - DEBENTURE AND WARRANT" is incorporated herein by reference.

ISSUANCE OF SECURITIES

         In February 2000 Ebiz and Mesirow Financial, Inc. agreed to the issuance of 9,474 shares of Ebiz common stock at $4.75 per share to Mesirow Financial in payment of $45,000 of investment banking fees due for services rendered in January, 2000. This issuance was in addition to the 18,948 shares issued to Mesirow Financial at $2.375 per share in payment of invvestment banking fees for services rendered in December, 1999. See "ITEM 2. CHANGES IN SECURITIES" in our Form 10Q-SB for the period ended December 31, 1999. The shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act. Ebiz agreed to register for resale the shares issued and underlying the warrant granted to Mesirow Financial.

         Ebiz issued 240,000 shares of its common stock to CNET, Inc. in payment of an Integration Fee of $1,200,000 under the Premier Advertiser Agreement discussed below. See ITEM 5. OTHER INFORMATION. The shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

         In March 2000, Ebiz issued 200,000 shares of its common stock to Joel and Kim Goldberger in exchange for 100% for the outstanding capital stock of InfoMagic, Inc. The common stock issued was priced at $3.50 per share and total consideration was recorded at $700,000. The shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

         In March 2000, Ebiz issued 2,500,000 shares of its common stock to Mr. Shi-En Shiau and Prime Technology Holdings Limited for a total purchase price of $5,000,000. Of the total purchase price, $500,000 was paid in cash and $4,500,000 was paid by delivery of a non-recourse note due May 12, 2000 and secured by the 2,500,000 shares issued. Upon payment of the note, the per share purchase price adjusts to an amount equal to two-thirds of the average of the closing bid price of Ebiz's common stock for the five days immediately preceeding the date of payment. If the note is not paid, Ebiz will only be required to issue shares equal to the amount of cash actually paid divided by the average of the closing bid price for its common stock for the five day period preceeding the due date and will redeem the balance in cancellation of the note. The shares of common stock were issued in reliance upon the exemption for registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

         In January, 2000 Ebiz entered into a Premier Advertising Agreement with CNET, Inc. Under the agreement, Ebiz will be a part of CNET's "PREMIER ADVERTISER" program and will receive the advertising for and links to its Website, THELINUXSTORE.COM. The term of the agreement is through February 1, 2001, subject to earlier termination. Ebiz is required to purchase a minimum of $2,000,000 of advertising under the agreement during its stated term, and to pay an Integration Fee equal to $1,200,000 by issuance of 240,000 shares of its common stock. In March, 2000 Ebiz suspended payment of advertising fees pending further negotiations related to the Premier Advertising Agreement.

         On March 31, 2000 and in conjunction with the sale of common stock to Mr. Shi-En Shiau and Prime Technology Holdings Limited, Ebiz entered into a Strategic Manufacturing Marketng, Distribution, Product Development and Financing Agreement with Emerald Strategic Investments, LLC, an affiliate of Mr. Shiau. This agreement appoints Emerald as an exclusive manufacturing sourcing agent and exclusive product sourcing agent in Asia for Ebiz. Emerald is obligated to engage a manufacturer in Asia suitable to Ebiz for the manufacture of Ebiz's systems. Emerald is also obligated under the agreement to provide a credit facility to Ebiz.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

          27.1 Financial Data Schedule

        REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                            EBIZ ENTERPRISES, INC.



Dated:  May 15, 2000                        By /s/  Jeffrey I. Rassas
                                              -------------------------------
                                              Jeffrey I. Rassas
                                              Chief Executive Officer