Form 10KSB
period 2000-06-30
EBIZ ENTERPRISES INC
filed 2000-10-13
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________


                        Commission File Number: 0-27721

                             EBIZ ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)


                 Nevada                                          84-1075269
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

          15695 North 83rd Way
          Scottsdale, Arizona                                      85260
(Address of Principal Executive Offices)                        (Zip Code)

                                 (480) 778-1000
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $11,900,667.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2000 was approximately $8,590,000.

     The number of shares outstanding of the registrant's classes of common stock, as of June 30, 2000 was 8,497,566.

     Documents incorporated by reference: NONE

     Transitional  Small Business  Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "SECURITIES ACT") and Section 21E of the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT"). We may also make forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), press releases or otherwise. We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Wherever possible, we have identified the forward-looking statements by words such as "ANTICIPATES," "BELIEVES," "CONTEMPLATES," ESTIMATES," "EXPECTS," "INTENDS," "PLANS," "PROJECTS," "FORECASTS" and similar expressions.

     Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events, plans and expectations. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions could prove inaccurate. Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as elsewhere in this report and in the exhibits incorporated by reference.

     The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Ebiz Enterprises, Inc. is a developer and provider of Linux-based solutions, computer systems, software and accessories for the business computer market. We have developed and operate Linux-centric Web sites that provide vendor neutral marketing and sales channels for providers of Linux products and services, information and technical support. We also manufacture and market proprietary Linux-based systems. Our products are sold directly to end users through our Web sites and to corporate customers and Value Added Resellers
(VARs) through our own sales force. Since July, 2000 we have increased our corporate sales force from nine to 32 and intend to emphasize this form of direct sales efforts in the future.

     During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the market which we believe has much stronger growth opportunities than the low price, high volume, conventional Windows-based computing systems market. We de-emphasized our programs for the mass merchant and brokerage channels of distribution. At the same time we began to restructure our organization to facilitate the implementation of our expanding Linux marketing, Web site development and product development programs. In March, 2000, we acquired InfoMagic, Inc., primarily an open source software distribution company. More recently we have acquired a division from Caldera Systems, Inc. which we will operate under the name PartnerAxis, Inc. and have completed our acquisition of LinuxMall.com, Inc. ("LINUXMALL"). We believe that our acquisition of LinuxMall creates one of the most Linux-centric companies in the computer world.

     We address the high-growth markets we target through an integrated business strategy that utilizes our Internet Web sites intended to appeal to a specific vertical market audience. LINUXMALL.COM and TheLinuxStore.com have become a core element of our Linux strategy. We anticipate these sites will become leading destinations to the Linux user market, providing community resources and services, such as free e-mail, Linux directory, links to numerous Linux-based sites and technology expertise. These sites are intended to provide "EVERYTHING LINUX" and offer the largest selection available of Linux-compatible technical products and related items. The acquisition of LinuxMall will also result in our ownership of the LINUXNEWS.COM and LINUXGURU.COM Web sites. These sites, along with our other sites, including THELINUXLAB.COM, create a family of sites that we believe will combine the Linux community interests with commercial opportunities.

     We participate as an active member of the Linux community and aggressively support open source development projects. We are corporate sponsors of Linux International and are contributors to various open source projects, most notably the Stampede Linux Development Project.

     While we believe we have the capability to succeed with our business plan, we are still an early stage company with limited operating history. Our prior years of operations have resulted in losses. Our auditors have qualified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern. As a growing, early stage company, our ability to raise capital as well as increase our sales revenue will be critical to our ability to continue as a going concern. We are also concentrating the focus of our business on utilization of the Linux operating system and away from some of our past e-commerce strategies. We are limiting our operations with respect to systems not utilizing the Linux operating system to legacy customers. As a result, our gross revenues have decreased from the prior fiscal year. We anticipate our revenue reduction to be short-term and, due to focusing on Linux based products, that our gross margins will increase and our operating expenses stabilize. See the sections captioned "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of capital constraints and other risks of our business.

     Ebiz is a Nevada corporation incorporated in June, 1998. Our predecessor, Genras, Inc., was incorporated in Arizona in May 1995. On June 1, 1998, Vinculum Incorporated, a then non-operating company with an estimated 700 shareholders, acquired all the operating assets and liabilities of Genras for 5,000,000 shares of Vinculum common stock. Prior to the acquisition, Genras had no relationship with Vinculum. Vinculum was incorporated in Colorado in May, 1984 as VDG Capital Corporation and changed its name to Vinculum Incorporated in December, 1994. Immediately following the acquisition of the Genras assets, the former Genras stockholders held approximately 87% of the outstanding shares of Vinculum's common stock. For financial accounting purposes, the acquisition was treated as a recapitalization with Genras as the acquirer. Ebiz was originally incorporated as a wholly owned subsidiary of Vinculum. Ebiz was originally incorporated with the name Vinculum Incorporated, changed its name to CPU MicroMart, Inc. in June 1998 and later changed it name to Ebiz Enterprises, Inc. in May 1999. In August 1998 Vinculum merged into Ebiz solely to change its domicile to Nevada. All information in this Form 10-KSB for the periods prior to June, 1998 reflects the operations of Ebiz's predecessor, Genras.

THE LINUX MARKET

     OVERVIEW. Linux is a free Unix-type-computer operating system originally created by Linus Torvalds at the University of Helsinki in Finland. He began his work in 1991 when he released version 0.02 and worked steadily until 1994 when version 1.0 of the Linux Kernel was released. The current full-featured version is 2.4 and development continues.

     Linux is developed under the GNU General Public License and its source code is freely available to everyone. However, companies and developers may charge for the system and adaptations as long as the source code remains available. Linux may be used for a wide variety of purposes including networking, software development, and as an end-user platform. Linux systems are considered a viable, low-cost alternative to other more expensive operating systems.

     Due to the functionality and availability of the Linux system, it has become popular worldwide. A vast number of software programmers of the Linux system have taken the Linux source code and adapted it to meet their individual needs. At this time, there are numerous ongoing projects for porting Linux to various hardware configurations and purposes.

     THE RAPIDLY GROWING LINUX MARKET. The Linux operating system is growing beyond the early adopter phase and reaching the mainstream business market. Active Linux users worldwide are estimated to be in excess of 10,000,000. Numerous hardware and software manufacturers have announced and have deployed Linux-based solutions.

     In a 1999 bulletin titled LINUX OPERATING SYSTEM MARKET OVERVIEW, IDC presented its first-ever forecast for Linux. Through 2003, total Linux commercial product shipments are predicted to grow faster than the total shipments of all other client or server operating environments monitored by IDC. IDC estimates Linux commercial shipments will increase at a compound annual growth rate ("CAGR") of 25% from 1999 through 2003. This growth rate estimate may be compared to an estimated 10% CAGR for all other operating environments combined and a 12% CAGR for all other server operating environments combined. IDC reports on only commercial shipments of Linux and is unable to track systems downloaded from the Internet at no charge.

     Linux has been used in academic and research environments since its inception for applications such as e-mail, Web servers, bulletin boards and research projects. In 1999, IDC expects more application vendors to port their offerings to Linux and hardware vendors to continue to expand their available product lines running Linux for server-side endeavors. Further, IDC believes that some desktop initiatives, including an improved graphical user interface and increased desktop application availability, have the ability to trigger interest in Linux as a desktop operating system by 2003.

     Linux servers are expected to have a larger impact on the worldwide server appliance market, according to Dataquest Inc., a unit of Gartner Group, Inc., in a July 1999 report. Dataquest estimates that by 2003, Linux servers will account for approximately 24 percent of worldwide server appliance revenue, or $3.8 billion, and 14 percent of server appliance shipments, or 1.1 million units. Linux based operating systems are now the most commonly used operating system for Web sites, representing approximately 33% of all installations, according to the April, 2000 Netcraft Web Server Survey.

     OUR TARGET MARKETS. As the Linux operating system moves into the mainstream, we intend to concentrate our marketing effects on Information Technology (IT) professionals, computer industry VARs, educational and governmental users and Linux enthusiasts. Persons in this target market include chief information officers, network/system administrators, Web developers and managers, programmers, software and hardware engineers as well as hobbyists and individuals seeking affordable Internet access. We will also focus on large corporations seeking to establish Linux in the consumer market through Internet access appliances and software development.

BUSINESS OBJECTIVES AND STRATEGIES

     Our objective is to deliver Linux solutions directly to the end user while focusing on the corporate business marketplace. We intend to achieve this objective by utilizing three primary delivery channels in which we believe we will have strong presence and positioning, especially after our acquisition of LinuxMall. These channels are:

     * DIRECT SALES. Our largest source of revenue and growth is expected to be through our own internal direct sales force. The sales force sells fully integrated Linux solutions to the corporate business environment
          - both directly and indirectly through Value Added Resellers (VARs).

     * WHOLESALE DISTRIBUTION TO RETAIL OUTLETS. Through the direct sales effort in our FKA Division (formerly known as Frank Kasper and Associates) we deliver packaged Linux products to retail stores. FKA was the first software distributor specializing in Linux-based products and has achieved significant market share.

     * E-COMMERCE. Our flagship Web sites are THELINUXSTORE.COM and LINUXMALL.COM. These sites provide marketing and distribution opportunities for providers of Linux products and services and advertisers to Linux users. These sites also serve the Linux user, providing a broad selection of products and merchandise, as well as technical support and community information. These Web sites are intended to be the home of the largest selection anywhere of Linux-compatible technical products and related items, including servers, desktop and notebook computer systems, communications and networking products, hardware, components, peripherals and software applications, games and utilities, and apparel and specialty merchandise.

     Our strategic objectives are to:

     * Maintain our comprehensive Web sites that combine product marketing with Linux community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

     * Utilize our Linux product development expertise to create unique product lines for bundling into delivered solutions;

     * Generate revenue through product sales as well as through technical support, service and training opportunities, customer services, Internet advertising, marketing and Web links;

     * Expand sales, marketing, production and distribution of our branded product lines; and

     * Establish Ebiz as an active member of the Linux community known to aggressively support the open source development initiative.

     In order to meet these objectives, we will require additional funding to implement our planned sales, marketing and product development activities. We intend to deploy a marketing program focused on building our brand recognition. We expect to add to our sales, engineering, Linux consulting and service staff with the intent of increasing customer satisfaction. We also intend to enhance the performance capabilities of our products to produce competitive advantages.

     We believe that our distribution facility and sales and marketing expertise differentiates our operations by allowing us to provide true merchant qualities and capabilities, such as conducting our own purchasing, merchandising, order fulfillment, supply-chain management, vendor marketing opportunities and product technical support functions.

     Our e-commerce Web sites offer targeted audiences relevant content, services and a quality Linux and open source buying experience, which is a significant element of our business plan. We believe the key elements to implement our plan include:

     * PROVIDING A MEANINGFUL VIRTUAL COMMUNITY DESTINATION ON THE INTERNET WITH OUR WEB SITES. By providing the broadest spectrum of Linux solutions to serve the needs of the Linux and business community. We believe we will provide common interest Internet destination points which will be a source for news and information as well as providing an opportunity for product purchases.

     * OFFERING VALUE-ADDED SERVICES. These services include e-mail forwarding, message boards, job and resume postings, home page redirects and other services. By providing services with value to the Linux community, we believe we will develop goodwill and enhance both our Web traffic and visibility. By capturing customer information in our database in the course of providing these services, we are able to manage and track customer trends and preferences, which we believe will enhance our ability to respond quickly to consumer preferences.

     * ENSURING A SECURE AND CONVENIENT ON-LINE BUYING EXPERIENCE. Our e-commerce sites feature secure buying facilities that are open 24 hours a day, seven days a week. Our Web sites may be reached from the customer's home or office and feature extensive browsing and search capabilities.

     * SUPPLYING AN EXTENSIVE SELECTION OF HIGH QUALITY PRODUCTS. We intend for our customers to have a large selection of nationally known, as well as our own branded Linux solutions backed with warranty and support services.

     * DELIVERING EXCELLENT CUSTOMER SERVICE. We intend to provide the highest level of customer service from ordering to shipping, and offer pre- and post-sales support via the telephone, e-mail and online. We also offer online order tracking capabilities.

     * DEVELOPING CUSTOMER LOYALTY. We are focused on developing and promoting customer loyalty, building repeat purchase relationships with our customers and maximizing the number of return visits to our Web sites by our customers.

     * BUILDING BRAND LEADERSHIP POSITIONING. We are implementing integrated online and offline marketing strategies to enhance our brand recognition within the vertical markets we target, which include advertising, direct online marketing, trade shows and public relations activities.

OUR WEB SITES

     Our family of Web sites are an important component of our business strategy to enhance sales of our products and services. The purpose of our Web sites is to combine the best of the community interests with commercial business opportunities of Linux. We intend to enhance and develop our Linux product offerings, but focus our near-term efforts on developing partnerships and relationships with manufacturers and suppliers of other Linux products and to distribute their products and services through these sites. Our family of sites include:

     LINUXMALL.COM. LINUXMALL.COM is intended to be the central branding name for all of our Web properties. It is our intention that buyers and sellers of products and services, as well as Linux community members looking for news and information will consider LINUXMALL.COM as a central aggregation site for Linux on the Internet. All of our other Web properties will be contained within this site.

     THELINUXSTORE.COM. The vision for THELINUXSTORE.COM is to be the definitive source for "EVERYTHING Linux," by offering a large selection of compatible products and related items, including servers, work stations, notebook and desktop computer systems, software, books, and resource material.

     LINUXNEWS.COM. This site provides content that we believe to be relevant, dynamic and timely, and that is designed to engage our customers and facilitate an ongoing relationship. This site will not only provide customers with original content but also inform them where they can obtain additional news and information, purchase products, download software or graphics and participate in messaging forums and other community-related interaction. We attempt to motivate customers to return often by providing new and different content.

     THELINUXLAB.COM. This site is intended to be the industry recognized source for reporting the compatibility of products and services as Linux compatible. In addition, THELINUXLAB.COM is an interactive online market destination that provides technical support and knowledge exchange to Linux users. THELINUXLAB.COM offers manufacturers of technical products and solutions an independent testing center to determine if their products operate in the Linux environment. THELINUXLAB.COM brings a new focus to the testing of both hardware and software under the Linux operating system. Our vendor neutral environment facilitates a true Linux compatibility testing program without the demand for specific Linux distribution requirements. Products to be approved include complete systems to specific peripherals and software applications. We intend to brand "THELINUXLAB" logo as an industry recognized standard for Linux system compatibility of products and application.

     PARTNERAXIS.COM. This concept was formerly known as "ELECTRONIC LINUX MARKETPLACE" and is to be an electronic information exchange. This concept was recently acquired from Caldera Systems, Inc. and is still in the design and implementation phase. This site is intend to provide both buyers and sellers a Web enabled forum for exchanging information about Linux products and services. PARTNERAXIS.COM intends to introduce innovative Linux-based technology to the market through an Internet-based channel infrastructure. This system will be a first-of-its-kind Internet site that contains a comprehensive database of Linux-based solutions and services. This infrastructure will not only provide access to vast quantities of Linux solutions, but will facilitate communication between visionary manufacturers, solutions providers and end-users of Linux-based systems. PARTNERAXIS.COM will also provide on demand, customized services for those needing assistance in building their own Linux distribution channel, or that simply need assistance in connecting into existing channels.

PRODUCTS AND SERVICES

     In addition to our ability to integrate unique Linux solutions from other suppliers for delivery to the corporate business environment, we have developed our own line of branded products and services. These include:

     * L-SERVER(TM) L-SERVER(TM) are a high-end Linux server specifically designed for the corporate business world. The L-SERVER(TM) line provide scalability, ease of use and low cost of ownership. Its primary popularity with MIS directors stems from its reputation for its ease of customization to the individual needs of each corporate user.

     * DUOS(TM) The first dual boot workstation designed for the corporate workspace, DUOS(TM) is ready to use out of the box. Pre-installed with Corel Linux and Microsoft Windows 98, each time the system powers up DUOS(TM) allows the user to decide which operating environment to use. Corel WordPerfect Office 2000 is also pre-installed. DUOS(TM) allows users to exchange files easily between both operating systems and their respective applications.

     * PIA(TM)In December, 1999, we launched the PIA(TM)(Personal Internet Appliance), which targets consumers and institutions such as schools and libraries seeking a full-service Internet access device. The PIA(TM)has also been reconfigured for business users to serve as a thin client, firewall and Web surfing appliance. The PIA(TM)is a highly-stylized fully-configured desktop computer that utilizes the Linux operating system. The PIA(TM)is designed to enable users to surf the Web quickly, easily and affordably, exchange e-mail, play games, chat online and perform basic computing functions, such as word processing and spreadsheets. Because of the flexibility of the Linux operating system, the software pre-loaded on the PIA(TM)provides compatibility with Microsoft Word, Excel and PowerPoint documents. The retail price for the basic product is under $300, placing the device well within the reach of most consumers and institutions. The PIA(TM)product line extensions include additional configurations, upgrades and peripherals and can be configured to dual-boot and also utilize the Windows operating system.

     * THE LINUX LAB(TM) Services offered by the LINUX LAB(TM) represent the bridge between the open source developer community and the corporate business world. LINUX LAB(TM) offers assistance to developers to deliver their products to the market. Examples of these services include packaging advice, technical review and targeted market distribution.

     * INFOMAGIC InfoMagic was founded at the inception of the first launch of the Linux operating system as an open-source software developer. InfoMagic offers a variety of branded open-source software applications and has developed a customer base in excess of 100,000 Linux community users. Our InfoMagic line currently includes numerous Linux-based software programs, including Linux toolbox, Linux Sampler, Linux Developers Resource and Toolbox for Linux.

     * PENGUIN POWER(TM) PENGUIN POWER(TM) products are the specialty items that have captured the spirit of the Linux revolution. Adopted by the community as the symbol of Linux, PENGUIN POWER(TM) products are some of the most successful and high-margin items in our product line. From simple stuffed penguins to branded, high-tech, error-free CD distributions of Linux, PENGUIN POWER(TM) products are intended to promote our image as one of the highest profile Linux companies in the industry.

MARKETING

     We have a complete in-house direct sales department. This department generates outbound and receives incoming customer calls, referrals and inquiries generated by our various marketing activities and Web sites. We also accept sales orders directly via a secure shopping cart located on each of our Web sites.

     Our marketing and promotion strategy is intended to:

     *    Develop unique Linux/Open Source software solutions.

     *    Build brand recognition and become a market leader with our sites.

     * Generate significant market awareness for our products, our sites and our company through integrated marketing programs.

     * Effectively position and promote our products and our sites to their target audiences to increase consumer traffic to our sites, add new customers, stimulate demand and generate revenue.

     * Develop e-commerce and Internet service revenue from technical support, service and training, advertising fees, affiliate programs and content providers.

     * Leverage our strategic partnerships with vendors, industry experts and distribution partners to effectively merchandise, market and promote our initiatives.

     * Establish a comprehensive database and build strong customer loyalty to maximize repeat purchases.

     * Establish evaluation and accountability processes to manage our sites and measure the results of marketing programs and sales support activities.

     ESTABLISH CORPORATE AND BRAND POSITIONING. With our business interests serving the corporate business markets, we believe that it is necessary to quickly establish and maintain a strong brand presence and communicate corporate and brand positioning for each of our initiatives. We are implementing a comprehensive sales and marketing program to promote Ebiz and our brand names.

     Advertising in online and offline media will be utilized to support all of our e-commerce initiatives and to build brand recognition. Print media advertising campaigns are used in targeted trade, business and consumer publications based on the perceived needs of the targeted customers.

     Public and media relations activities have been used extensively, targeting key online, print and broadcast media to generate visibility and awareness of our sites, our products and our brands. We distribute newsworthy information on a timely, consistent basis, produce professional electronic and printed press materials and manage an accurate media contact database in-house.

     Trade shows are used throughout our marketing program where appropriate to create brand awareness, primarily among specific vertical market groups or Internet industry associations. To enhance our corporate positioning and perception, we intend to expand our presence at the select shows we attend. We expect to accomplish this by providing multimedia presentation theater format and individual demonstrations and to interact extensively with the press and sales promotions to generate traffic and consumer excitement. To ensure consistency of message, all trade shows revolve around a central theme or concept that is key to the positioning of our new and featured products.

     DIRECT MARKETING AND SALES PROMOTION PROGRAMS. We intend to develop targeted customer retention and promotion programs designed to reward frequent customers. A Database/Direct Marketing Program has been established for each site to enable us to develop community databases, which can be marketed to cross-sell, re-sell and up-sell our products. This will be accomplished through product registrations, Web customer registrations and newsletter lists. Customer information will be captured into an enterprise-wide customer database system, which will then be accessible by the sales team for follow-up and reporting.

     From this database, we intend to address many marketing activities, including lead management and database marketing. Our goal will be to segment this database and communicate with key segments on a weekly or bi-weekly basis at a minimum. We will also promote new products and enhancements, promotions, training opportunities, sales events and other activities, through direct mail.

     INTERNET MARKETING. To direct traffic to our sites, we have created inbound links that connect directly to our Web sites from search engines and other sites. Potential customers can click on these links to become connected to our sites from search engines and community and affinity sites. In addition, in order to increase exposure on the Internet and directly generate sales, we intend to develop an affiliates program, whereby we compensate our registered affiliates for any sales generated via their link to our Web site.

CUSTOMER SERVICE

     Our customer service department includes customer service and technical support representatives. Our customer service representatives are available from 8:00 a.m. to 6:00 p.m. Mountain Standard Time, Monday through Friday to assist customers in placing orders, finding desired products and registering credit card information. Technical support representatives assist customers in setting up, configuring and troubleshooting our branded products, and provide return material authorizations for defective products. We provide technical support over the telephone, via e-mail and online. We also provide comprehensive user documentation, online tutorials and a detailed database of product-related problems and solutions.

     Both customer service groups are a valuable source of feedback regarding user satisfaction. Our sites also contain customer service pages that outline store policies and provide answers to frequently asked product questions.

INFORMATION TECHNOLOGY

     The market in which we compete is characterized by rapidly changing technology, evolving industry standards, frequent service and new product announcements, product enhancements and changing customer demands. Accordingly, our success depends upon our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards, and to continually improve the performance, reliability and features of our products and service. We have implemented a broad array of scaleable site management, search, customer interaction and distribution services systems that we use to process customers' orders and payments. These systems use a combination of our own proprietary technologies and commercially available licensed technologies. The systems that we use to process customers' orders and payments are integrated with our accounting and financial reporting systems. We focus our internal development efforts on creating and enhancing the specialized, proprietary software that is unique to our business.

     Our systems have been designed on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our systems provide 24-hour-a-day, seven-day-a-week availability. Our system hardware is located in both our Scottsdale, Arizona and Aurora, Colorado facilities.

PRINCIPAL SUPPLIERS AND STRATEGIC ALLIANCES

     Our principal suppliers have over the past two years included Ingram Micro, Inc., Kingston Technology Company, ViewSonic Corporation and Advanced Microdivices, Inc. As we have moved more into the mainstream Linux community through both internal growth and acquisitions, other major suppliers have arisen. These suppliers include Caldera Systems, Inc., Corel Corporation, Suse, Inc., Walnut Creek, Inc. and Red Hat Software, Inc. As we focus on producing bundled computer systems utilizing the Linux operating system, we anticipate that suppliers such as 3ware, TurboLinux, Storm Linux and Cobalt Networks, Inc. will also become significant suppliers to Ebiz.

     We have entered into an exclusive marketing alliance with UserFriendly.org commencing September, 2000. Under this alliance we will create a branded UserFriendly Web site, to be known as UFIEMALL.COM, through which our products and services will be marketed. We believe that this alliance will enhance our exposure to the Linux community and developers and will be complimentary to our marketing and revenue generating efforts.

COMPETITION

     Several companies are building business models around Linux by selling customer service, technical support and applications with the system. These include Red Hat, Inc. and VA Linux Systems, Inc. Red Hat has dominated this market by entering into distribution agreements with large hardware makers such as IBM and Dell resulting in it accounting for approximately 56 percent of operating systems of all Linux servers shipped last year, according to IDC. Several Linux based Web site portals which offer technical news, software downloads, Web site tools, resources, links and services, as well as product marketing, have been recently developed. The sites highlight the growing competition in the open-source world, and among Linux operating system developers in particular. There are numerous Linux portals offering information, software, services and resources. The sites that offer some of the same content or services as our site include JUSTLINUX.COM, LINUXLINKS.COM, LinuxStart.com, LINUX.ORG, LINUX.COM, FIRSTLINUX.COM, LINUXTODAY.COM, SLASHDOT.ORG, FRESHMEAT.COM and LINUXBANDWAGON.COM. Sites that directly compete with our site in content, services and products included REDHAT.COM, VALINUX.COM and PENGUIN.COM.

INTELLECTUAL PROPERTY

     We rely primarily on trademark and copyright laws to protect our intellectual property. We also enter into confidentiality and nondisclosure agreements with our employees and others and generally control access to our proprietary information. We have also registered several URL domain names, which include our primary Web sites discussed above as well as others that we anticipate in utilizing in the future.

     We have received registration or filed with the United States Patent and Trademark Office for trademark/service mark registration of "EBIZMART," "CPU MICROMART," "ELEMENT-L SYSTEMS," "THELINUXSTORE.COM," "PIA," "PLANETPIA.COM," "ACCELERATING THE ALTERNATIVES," "PERFORMANCE TO THE NEXT POWER," "LINUXMALL.COM," "DISCOVER LINUX," "WE'RE OPEN," "PARTNER AXIs," "THELINUXLAB.COM," and other trademarks/service marks used or anticipated to be used in our business. Additional filings and domain registrations are anticipated, including variations of the above marks and names.

EMPLOYEES

     We currently have approximately 90 full-time employees. Our employees are not covered by any collective bargaining agreements.

FACTORS AFFECTING FUTURE PERFORMANCE

     WE ARE AN EARLY STAGE COMPANY WITH LIMITED OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS. We have just recently entered the Linux computer manufacturing industry and have limited results of operations from this segment of our business. We have even more recently focused on development of Linux servers, desktops and appliances, each utilizing the Linux operating system. We are devoting considerable resources to the development of these lines and our family of sites marketed under the name LINUXMALL.COM. See "OUR BUSINESS - Our Web Sites."

     We have acquired other businesses in the Linux industry. In March, 2000, we acquired InfoMagic, Inc. and in September, 2000, we acquired a division from Caldera, Inc. which we operate under the name partnerAxis. We also acquired LinuxMall in October, 2000. While we believe the combination of these businesses will be successful and lead to profitable operations, in the short-term, integration of these businesses into our operations may lead to continued losses.

     We will encounter numerous risks and difficulties encountered by early stage companies in the rapidly developing Linux markets as well as risks associated with the manufacturing and distributing of computer systems and services. We may not be successful in addressing these risks and there can be no assurance that our business strategies will be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Fiscal 2000 Liquidity" for additional discussion of the possible effect of our strategies on future operations.

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. For the fiscal years ended June 30, 1999 and 2000, we sustained net losses attributable to common shareholders of approximately $1,954,000 and $7,964,000, respectively. Future losses are likely to occur. Our independent auditors have noted that these, among other factors raise substantial doubt about our ability to continue as a going concern. We have yet to generate and maintain sufficient profitability to sustain or grow operations without additional external funding. No assurances can be given that we will be successful in continuing to grow our revenues or reaching or maintaining profitable operations.

     OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND THERE ARE NO ASSURANCES WE WILL FIND ADDITIONAL CAPITAL RESOURCES. Since inception we have funded operations with debt and equity capital. Our ability to operate profitably under our current business plan is largely contingent upon success in obtaining additional sources of debt and equity capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Under the terms of the Debenture and related agreements, we are able to access limited capital upon conversions of the Debenture into common stock. However, the timing of the access to or amount of this capital is not assured because the Debenture is convertible solely at the discretion of its holder. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for more information concerning the Debenture. Without additional capital we may not be able to fully implement our business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

     WE ARE DEPENDENT UPON CORPORATE AND CONSUMER ACCEPTANCE OF THE LINUX OPERATING SYSTEM AND OUR BRANDED SYSTEMS. Systems utilizing the Linux operating system are relatively new. Our strategy to become a vendor neutral distributor in this market evolved from our prior strategies. While we believe that this strategy fills a void that is needed in the Linux user market, we have not proven this strategy. Also, the success of this strategy is directly dependent upon the wide spread acceptance of the Linux operating system for corporate and personal use.

     Our relatively new server, desktop and appliance lines all utilize the Linux operating system. Acceptance of the Linux operating system will be critical to the success of these product lines. None of our manufactured computer systems have brand name recognition to the same extent as most of our competitors. There can be no assurance that our computer systems will meet with consumer acceptance. If our systems are not met with the consumer acceptance we anticipate, our revenues and operating results will likewise not reach the levels we anticipate.

     WE FACE INTENSE COMPETITION IN THE COMPUTER PRODUCT DISTRIBUTION AND E-COMMERCE MARKETS AND WE CAN GIVE NO ASSURANCES THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY. The computer hardware and software distribution business is an intensely competitive industry, and we face increasing competition in every aspect of this business. We also compete in the computer systems manufacturing market, which is also highly competitive. E-commerce distribution is a relatively new industry and is anticipated to attract significant competition. The market for Linux based solutions is new, fragmented, rapidly changing and also highly competitive.

     In the computer systems manufacturing and distribution market, we face significant competition from several large companies that have more established distribution channels as well as better name recognition and much greater financial resources than we do. Some of these companies include Compaq Computer Corporation, Dell Computer Corporation, Gateway, Inc., Hewlett-Packard Company and International Business Machines Corporation. These companies have systems capable of utilizing the Linux operating system. We also face competition in the Linux market from other companies that are directly focusing on this market, such as Red Hat, Inc. and VA Linux Systems, Inc.

     WE HAVE EXPERIENCED RAPID GROWTH AND CANNOT GUARANTEE THAT WE WILL BE ABLE TO MANAGE FUTURE GROWTH. Due to both acquisitions and expansion of our business operations, we have recently experienced rapid growth in employees, sales, customers and operations. We are just beginning to integrate the operations of our recently acquired Partner Axis division and LinuxMall. This growth has brought many challenges and placed additional pressure on our already limited resources and infrastructure. No assurances can be given that we will be able to effectively manage this or future growth. Our future growth may place a significant strain on our managerial, operational, financial and other resources. Our success will depend upon our ability to manage growth effectively, which will require that we continue to implement and improve our operational, administrative, financial and accounting systems and controls and continue to expand, train and manage our employees. Our systems, procedures and controls may not be adequate to support operations and we may not be able to achieve the rapid execution necessary to successfully penetrate the Linux market. Our inability to manage internal or acquisition-based growth effectively would cause a significant strain on our resources and our resulting financial performance would be materially adversely affected.

     WE CARRY A SIGNIFICANT LEVEL OF PRODUCT INVENTORY THAT CAN BECOME OUTDATED RAPIDLY. Computer component inventory can become outdated due to rapid technological and product advances. While we obtain our inventory at competitive prices, if we are unable to dispose of this inventory for a profit due to a shift in consumer demand or product advances or if we liquidate this inventory at low margins or below costs, our profitability will be adversely affected.

     WE MUST STOCK SUFFICIENT INVENTORY TO MEET OUR CUSTOMERS NEEDS. It is also critical to our success that we stock sufficient inventory to meet customer demand for both third party products and our Linux computer systems. Our inability to adequately stock inventory, due to capital constraints, procurement difficulties or other reasons would adversely affect our operating results both on a quarterly and annual basis.

     WE HAVE EXPERIENCED DIFFICULTY IN ACCURATELY FORECASTING OUR SALES, WHICH RESULTS IN OUR INVENTORY LEVELS AND SALES REVENUES TO VARY FROM OUR ESTIMATES. As a result of our limited operating history, it is difficult to accurately forecast our net sales and we have limited meaningful historical financial data upon which to base planned inventory purchases and operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

     OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND MAY RESULT IN CONTINUED LOSSES. As a result of our limited operating history, rapid growth and change in business focus, and because of the emerging nature of the Linux market in which we compete, our historical financial data is of limited value in planning future operating expenses. Our expense levels will be based in part on expectations concerning future revenues. Our revenue is derived primarily from product sales, which are difficult to forecast accurately. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. A significant shortfall in demand for our products could have an immediate and material adverse effect on our business, results of operations and financial condition. Our business development and marketing expenses will increase significantly as we expand our operations. To the extent that such expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     *    the level of demand for our products;

     *    the level of demand for conventional and e-commerce marketing;

     *    the introduction of new products or services by us or our competitors;

     * our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

     *    the amount and timing of expenditures by customers;

     *    customer budgetary cycles;

     * the amount and timing of capital expenditures and other costs relating to the expansion of operations;

     *    our success in finding and acquiring suitable acquisition candidates;

     *    pricing changes in the industry;

     *    technical difficulties with respect to the use of the Internet;

     *    economic conditions specific to Internet technology usage;

     * government regulation and legal developments regarding the use of the Internet; and

     *    general economic conditions.

     As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our quarterly results. We may also experience seasonality in our business in the future, resulting in diminished revenues as a consequence of decreased demand during certain periods of the year. Due to all of these factors, our operating results may fall below the expectations of securities analysts and investors in any future quarter. In such event, the trading price of our common stock will likely be materially and adversely affected.

     SECURITY RISKS OF E-COMMERCE MAY DETER PURCHASES OF OUR PRODUCTS. Our relationship with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales and results of operations would be harmed. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot give assurance that we can prevent all security breaches or will have adequate capital and other resources to devote to security measures.

     CREDIT CARD FRAUD COULD HARM OUR NET SALES RESULTS. A failure to adequately control fraudulent credit card transactions would decrease our net sales and results of operations because we do not carry insurance against this risk.

     OUR INABILITY TO COLLECT ACCOUNTS RECEIVABLE ON A TIMELY BASIS COULD CAUSE OUR CASH FLOW TO BE IMPAIRED AND REDUCE OUR PROFITABILITY. While we have gained significant expertise in dealing with Internet distribution and collection issues and have instituted credit review and approval procedures, no assurances can be given that future unexpected problems and collection risks will not develop from these and other customers which could reduce our profitability or increase our losses.

     RISKS ASSOCIATED WITH MANUFACTURING COMPUTER SYSTEMS, SUCH AS TECHNICAL SUPPORT, QUALITY CONTROL AND PRODUCTION PROBLEMS, COULD RESULT IN SIGNIFICANT PRODUCT RETURNS AND CUSTOMER DISSATISFACTION. We are increasingly generating revenues from manufacturing our own brand of computers. This activity creates a wide variety of risks associated with manufacturing, including but not limited to defects and warranty costs exceeding expectations. Also, customer service and technical support requirements could exceed expectations and have severe adverse effects on operations. No assurances can be given that we will be able to handle production and quality control issues as we increase manufacturing activity. While we perform a substantial amount of pre-delivery testing of our systems and believe we have a lower than industry average return of our manufactured products, we may experience significant returns in the future that could reduce our profitability and harm our reputation in the market.

     IF OUR SUPPLIER RELATIONSHIPS ARE DISRUPTED, OUR ABILITY TO MANUFACTURE COMPUTER SYSTEMS WOULD BE HARMED. We purchase components utilized in our computer manufacturing operations from various suppliers. If we are unable to obtain sufficient quantities of components our net sales would be adversely affected. We are also subject to risks of fluctuations in our component prices. If prices charged by our vendors escalate, our cost of goods sold would increase and our net income could decrease as a result.

     IF OUR INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY AND PROPRIETARY PROPERTY WHICH COULD UNDERMINE OUR COMPETITIVE POSITION. We deal in technically complex products and multi-layered supply and distribution sources. We have limited proprietary property, and are relying heavily on copyright, trademark, trade secret, nondisclosure and confidentiality measures to protect these limited rights. See "OUR BUSINESS - Intellectual Property" for a discussion of our intellectual property rights. Such protections may not preclude competitors from developing similar technologies or services competitive with ours. While we do not believe that any of our intellectual property infringes on proprietary rights of third parties, no assurance can be given that infringement claims may not be asserted. Litigation resulting from assertion of our rights or from defense of a third party claim could be expensive and adversely affect our operations even if we were ultimately successful. There is also no assurance that we will have sufficient resources to sustain or defend protracted legal actions to protect our proprietary rights.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO ADAPT TO A RAPIDLY CHANGING INDUSTRY. The computer industry is characterized by rapid change, frequent new product introductions, changing customer demands, evolving standards, and many other uncontrollable and unforeseeable trends and changes. Our future success will greatly depend upon our ability to timely and effectively address changes in this industry. No assurances can be given that we will be able to effectively deal with these changes, which could result in our operations being unprofitable.

     WE MAY PURSUE ACQUISITIONS OF COMPLIMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES WHICH, IF UNSUCCESSFULLY IMPLEMENTED, COULD DETER OUR OPERATIONS AND GROWTH. As part of our growth strategy, we have acquired other businesses. Other acquisitions may occur in the future which could have material adverse consequences to our operations or to our stock value. A component of our future growth strategy is possible acquisition of other companies that meet our criteria for strategic fit, geographic location, revenues, profitability, growth potential and operating strategy. Successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with ours. Moreover, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have financial and other resources greater than ours. Competition for acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including adverse effects on reported operating results from increases in goodwill amortization, the risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the seller of one or more acquired entities and the possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

     WE DEPEND UPON OUR KEY PERSONNEL AND SKILLED EMPLOYEES AND THEY WOULD BE DIFFICULT TO REPLACE. While no assurances can be given that our current management resources will enable us to succeed as planned, a loss of one or more of our current officers or key employees could severely and negatively impact our operations. No assurances can be given that we will not suffer the loss of key human resources for any variety of reasons. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in the industry is intense. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business and we may experience similar difficulties in the future.

     WE MAY NOT HAVE ADEQUATE INSURANCE TO COVER ALL OF OUR RISKS. We anticipate the need to procure additional insurance coverage related to product liability, key man insurance and other risks currently not adequately covered. Failure to timely obtain additional insurance coverage could have an adverse effect on our business.

     CONTROL OF EBIZ IS CONCENTRATED IN THE EXISTING MANAGEMENT WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS. Control of Ebiz is concentrated within a small number of stockholders, who compromise our executive management. Such management, when acting in concert, can effectively control the election of our Board of Directors. As a practical matter, current management will continue to control Ebiz into the foreseeable future.

     THE CONVERSION PRICE OF THE DEBENTURE IS NOT FIXED AND COULD RESULT IN EXCESSIVE DILUTION. The conversion price of our outstanding Debenture is at variable rates depending upon the market price of our stock and capped at fixed amounts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources". This conversion feature could allow the Debenture to be converted at times when our stock prices are relatively low, could cause our stock prices to further decline due to the dilutive nature of the conversions and could generally result in excessive dilution to our current stockholders. The terms of the Debenture provide us with the ability to redeem for cash under certain circumstances in lieu of converting the Debenture. While we may exercise the redemption for cash feature as deemed appropriate to prevent what we consider to be excessive dilution, there is no assurance that we will have sufficient cash reserves to redeem the Debenture at any given time of conversion or at all. We currently do not have any sources of cash reserves sufficient to redeem the amount of the Debenture that is presently convertible into our common stock.

     THE PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE. Our stock is currently traded in the over the counter market. Our stock is subject to high price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup its investment.

     Management has indicated its willingness to cause the common stock to be listed on the NASDAQ SmallCap Market and National Market when qualified. However, no assurance can be given that any such listing will occur or that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

ITEM 2. DESCRIPTION OF PROPERTY

     We currently lease approximately 19,000 square feet of office and warehouse facilities located in Scottsdale, Arizona. Approximately 7,000 square feet of the facility are utilized for administrative and sales offices and the remaining 12,000 square feet are utilized for warehouse and manufacturing. The lease on the facility is for a term through April 2001, with a current annual rental payment of approximately $189,000.

     As a result of our acquisition of LinuxMall, we also currently lease approximately 6,000 square feet of office space in Aurora, Colorado through March 2004 at an approximate annual rental rate of $77,100. LinuxMall is also obligated under certain leases of office/warehouse space in Edina, Minnesota at an annual rate of approximately $107,000 through March 2003 and of office space in Lawrence, Kansas at an annual rate of approximately $9,100 through January 2003. We intend to sublease or negotiate the termination of these leases due to consolidation of our operations with LinuxMall.

ITEM 3. LEGAL PROCEEDINGS

     Miscellaneous claims, including vendor collection suits, a claim from a former service provider and certain trademark infringements are outstanding. Additionally, LinuxMall and a former LinuxMall officer are in litigation involving that officer's employment contract. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our stock is currently traded on the OTC Bulletin Board. Our stock was temporarily delisted from the OTC Bulletin Board from November 4, 1999 through December 23, 1999 for failure to meet the deadline for being subject to the

Exchange Act reporting requirements. During this period, our common stock was traded through the National Quotation Bureau.

     The following table sets forth the high and low bid prices for Ebiz's common stock as reported by the OTC Bulletin Board and the National Quotation Bureau in the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not reflect actual transactions.

FISCAL 1999                                                HIGH           LOW
-----------                                                ----           ---
     First Quarter ended September 30, 1998              $ 2.1250      $ 0.7500
     Second Quarter ended December 31, 1998               11.6250        0.5000
     Third Quarter ended March 31, 1999                   10.5000        4.5000
     Fourth Quarter ended June 30, 1999                    9.9375        3.3125

FISCAL 2000                                                HIGH           LOW
-----------                                                ----           ---
     First Quarter ended September 30, 1999               $9.5000       $3.4375
     Second Quarter ended December 31, 1999                7.0310        2.1250
     Third Quarter ended March 31, 2000                    9.3750        3.0310
     Fourth Quarter ended June 30, 2000                    3.5000        1.6875

HOLDERS

     As of June 30, 2000, there were approximately 460 owners of record of Ebiz's common stock. The transfer agent for our common stock is ComputerShare Investor Services in Lakewood, Colorado.

DIVIDEND POLICY

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends, if any, as declared by our Board of Directors. We have never declared or paid a dividend on our common stock and we do not intend to pay dividends in the foreseeable future. We are required to accrue a 10% ($10 per share) cumulative annual dividend for each share of our Series A Preferred outstanding. This dividend is payable as and when declared by our Board of Directors before payment of any dividends on common stock may be made. Dividends on the shares of Series A Preferred may be payable in whole or in part, at our discretion, in cash or in kind with our common stock. We are also subject to restrictions on the payment of dividends under the terms of our outstanding Debenture held by JEM Ventures EBIZ, LLC.

SALES OF UNREGISTERED SECURITIES

     On March 31, 2000, we issued 2,500,000 shares of common stock to Mr. Shi-En Shiau for a total purchase price of $5,000,000. The purchase price was paid $500,000 in cash and $4,500,000 by delivery of a promissory note. A total of $400,000 of additional cash was received on the promissory note. The remaining balance on the note was not timely paid and under the terms of the agreement, as amended, the 2,500,000 shares were canceled and we have agreed to deliver 584,415 shares in consideration for the cash payments received.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information that we believe is relevant to an assessment and understanding of Ebiz's results of operations and financial condition for the fiscal years ended June 30, 2000 and 1999. The following discussion should be read in conjunction with the Financial Statements and related notes. See "INDEX TO FINANCIAL STATEMENTS" and the Financial Statements referenced in the index.

OVERVIEW

     During fiscal 2000, Ebiz accelerated its evolution from a manufacturer and distributor of high-value, low cost computer systems to a designer and operator of e-commerce Web sites and a distributor and developer of Linux based and custom built computer systems and related products for the business market. In the second quarter of the fiscal 2000, we concentrated our strategic focus on the Linux segment of the computer market and de-emphasized low price, conventional computer systems and sales through the mass merchant and brokerage channels of distribution. Concurrently, we structured our operations to implement our Linux development and marketing programs. We incurred restructuring charges for asset revaluation and markdown of inventory that was directly related to the business being de-emphasized in fiscal 2000 as a result of these strategic changes.

     In the third quarter of fiscal 2000, we substantially upgraded our principal Web site, THELINUXSTORE.COM, and introduced THELINUXLAB.COM, a new technical resource site for the Linux community, and LINUXWIRED.NET, the first "pure Linux" Internet Service Provider. In tandem, we developed and introduced two new Linux product lines: the L-SERVER(TM) line of scalable network file servers, and the DUOS(TM) line of dual boot workstations that features Corel Linux OS and Windows 98 to enable users to continue use of their favorite Windows applications while enjoying the stability of a Linux network. In March, 2000, we acquired InfoMagic, Inc. , an established open source software distribution company with its primary emphasis on Linux software.

     During the fourth quarter of fiscal 2000, we continued the implementation of our expanded set of Linux programs and enhanced our "VENDOR NEUTRAL" product offering with the addition of solution oriented products such as storage controllers, remote access servers, routers and firewalls. In May and June, 2000, we completed our first two distributions of new InfoMagic software releases.

     To continue the execution of our strategies, including the development of our products and Web sites, we completed the placement of a $7.1 million convertible debt facility (the "DEBENTURE") in August, 1999. We received an initial infusion of $2.1 million from the Debenture which was utilized to repay outstanding debt and provide working capital. The remaining $5.0 million was deposited to secure a letter of credit to serve as collateral for the Debenture. The Debenture holder has the option to convert all, or portions of, the Debenture's principal and accrued interest to shares of our common stock. As these conversions occur, the required collateral balance is reduced and cash securing the letter of credit is released and available for our operations.

     In May, 2000, Ebiz executed a letter of intent acquire LinuxMall.com, Inc ("LINUXMALL") through a stock exchange. LINUXMALL.COM is a leading Linux e-commerce Web site and has been serving the Linux community since 1993 with news, information and a broad offering of Linux products. The two companies held extensive integration planning sessions and in August, 2000, Ebiz and LinuxMall signed an Agreement and Plan of Merger ("ACQUISITION AGREEMENT"). Under the terms of the Acquisition Agreement, the current Ebiz equity holders would own approximately 56%, on a fully diluted basis, of the combined company which will retain the Ebiz name. The strategies of the resulting company are to focus on combining the e-commerce and Linux community presence of LinuxMall with the product and distribution expertise of Ebiz. The acquisition effective October 5, 2000.

QUARTERLY OPERATING RESULTS

     The following is a summary of quarterly operating results for our 2000 and 1999 fiscal years.

                                       SEPT. 30,         DEC. 31,           MAR. 31,          JUNE 30,
                                          1999             1999               2000              2000
                                      -----------       -----------       -----------        ---------
Sales                                 $ 5,638,628       $ 2,264,949       $ 2,223,655        1,773,435

Gross Profit                              292,023            27,419           242,497          251,660

Gross Profit % of sales                       5.2%              1.2%             10.9%            14.2%

Selling, General & Administrative
Expense                                 1,236,978         1,475,431         1,512,701        3,087,149

Loss from Operations                   (1,017,513)       (1,682,096)       (1,335,382)      (3,029,243)

Net Loss                               (1,213,051)       (1,901,031)       (1,515,668)      (3,230,648)

Loss per Share, Basic & Diluted       $     (0.17)      $     (0.26)      $     (0.20)      $    (0.41)

                                       SEPT. 30,         DEC. 31,           MAR. 31,          JUNE 30,
                                         1998              1998               1999              1999
                                      -----------       -----------       -----------        ---------
Sales                                 $ 4,586,753         2,375,289       $ 4,062,451        4,265,709

Gross Profit                               11,033           259,255           311,728          349,414

Gross Profit % of sales                       0.2%             10.9%              7.7%             8.2%

Selling, General & Administrative
Expense                                   410,188           478,746           536,242        1,000,720

Loss from Operations                     (415,304)         (251,459)         (244,387)        (738,319)

Net Loss                                 (463,371)         (291,409)         (248,069)        (874,275)

Loss per Share, Basic & Diluted       $     (0.07)      $     (0.05)      $     (0.03)      $    (0.13)

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999. Net revenue was $11,900,667 for the year ended June 30, 2000 compared to $15,290,202 for the year ended June 30, 1999. The decrease of $3,389,535, or 22.2%, was due to our strategic decision in the second quarter of fiscal 2000 to concentrate on the Linux segment of the market and to de-emphasize activities in the brokerage sales channel and to phase out sales of low priced, conventional computer systems to mass merchants. As a result of this decision, our sales to these two channels of distribution decreased to approximately 27% of total sales in fiscal 2000 from approximately 63% of our total sales in fiscal 1999. Conversely, our sales through our sales force to all other channels of distribution grew by over 50% in fiscal 2000 as the direct result of the implementation of our refined strategies.

     Our cost of sales was $11,087,068, including a second quarter charge of $125,430 for the writeoff of inventory related to our exit from the brokerage sales channel, for the year ended June 30, 2000 as compared to $14,358,772 for the year ended June 30, 1999. The decrease of $3,271,704, or 22.8%, was the result of lower sales volume and the change in strategic emphasis towards higher margin products and sales channels. Gross profit margins increased to 6.8% in fiscal 2000 from 6.1% for the prior year. Excluding the restructuring charge mentioned above, the fiscal 2000 gross profit margin was 7.9%. During the third and fourth quarters of the year ended June 30, 2000, the gross profit margin was 10.9% and 14.2%, respectively, as compared to 7.7% and 8.2% in the third and fourth quarters of the year ended June 30, 1999 and to 5.2% and 1.2% in the first and second quarters of fiscal 2000, respectively. This improvement in our gross profit margins is due to our redirected focus on products and services for the Linux market, sales to businesses through value-added resellers and our internal sales force, the development of advertising revenues and the sales generated by the acquisition of the InfoMagic product line of software.

     Selling, general and administrative expenses were $7,312,259, or 61.4% of sales, for fiscal 2000 as compared to $2,425,895, or 16.4% of sales, for the prior year. The increase of $4,886,364 was principally due to higher expenses for advertising and marketing, consulting and legal expenses for strategy development, the expansion of our Linux engineering, sales and marketing organizations and the introduction of our new Web sites, THELINUXLAB.COM and LINUXWIRED.NET. Our advertising and marketing expense increased by approximately $2,377,000 due to expanded print advertising, substantially increased trade show participation and the CNET advertising program. A non-recurring, non-cash expense of $199,185 that was recorded for warrants issued for consulting services during the second quarter of fiscal 2000 was also a component of the increase. Depreciation and amortization expense for the year ended June 30, 2000 was $265,000 as compared to $68,483 for the year ended June 30, 1999. The $196,517 increase was due to higher levels of investment in equipment for administrative functions and Web site operation and the amortization of the goodwill recorded for the InfoMagic acquisition. Provision for doubtful accounts was $274,074 for fiscal 2000, $187,554 higher than fiscal 1999. This increase was primarily due to collection disputes with customers who represented the majority of our low-end system business that was de-emphasized in the second quarter of fiscal 2000 as we concentrated our strategic focus on the Linux market.

     Interest expense was $1,031,597 for the twelve months ended June 30, 2000 as compared to $119,291 in the same period in 1999. The increase was due to interest and the amortization of debt issuance costs related to the Debenture. Interest and other income was $235,434 for fiscal year 2000 compared to $2,538 in fiscal 1999. This increase was the result of interest earned by the restricted cash related to the Debenture and the third quarter sale of marketable securities acquired in 1998.

     The preceding operational factors resulted in a net loss attributable to common stockholders of $7,964,486 or $1.04 per diluted share, for the fiscal year ended June 30, 2000 as compared to a net loss of $1,954,181 or $0.29 per diluted share, for the fiscal year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash and cash equivalents of $50,997 which was a $25,369 decrease from the total of $76,366 at June 30, 1999. This decrease was primarily due to the net loss we incurred which utilized the cash realized from the placement of the convertible Debenture in August, 1999 and the private placement of common stock.

     OPERATING ACTIVITIES. Our net cash used in operating activities was $2,445,893 for the fiscal year ended June 30, 2000. The major sources were reductions in accounts receivable and inventory and increases in accounts payable and accrued expenses. The cash generated by these working capital improvements and our financing activities was used for the increases in our sales, advertising/marketing, administration and development expenses required to implement our strategic programs. The majority of the CNET advertising expense and our consulting services expense was paid through the issuance of common stock and, therefore, had no effect on cash flow

     INVESTING ACTIVITIES. The net cash used in investing activities was $265,921 and $472,738 for the twelve months periods ending June 30, 2000 and June 30, 1999, respectively. In fiscal year 2000, these activities included the acquisition and configuration of equipment for our Web sites, our internal data networks and communications systems. The acquisition of InfoMagic, Inc. was completed through the issuance of shares of Ebiz common stock and had no effect on cash flow during fiscal 2000.

     FINANCING ACTIVITIES. During the year ended June 30, 2000, the net cash provided by financing activities was $2,686,445. The Debenture provided $6,903,391 of which approximately $4,500,000 is held in restricted bank accounts as collateral that is to be accessed through the conversion of the Debenture to common stock. We also received $900,000 from the private placement of common stock during March through June 2000. We repaid $350,000 of our line of credit and $887,900 of the principal of notes payable during the first quarter of fiscal 2000. Our line of credit was reopened in December, 1999 and $250,000 was outstanding at June 30, 2000. Additional notes payable of $488,000 were initiated during fiscal 2000 and $71,928 were outstanding at the end of the period.

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

     The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at
$6.3227 per share. The Warrant is exercisable at any time prior to August 22, 2004. As of June 30, 2000, no exercise of any portion of the Warrant had occurred.

     From time to time during fiscal 2000, we borrowed amounts from individuals, including Jeffrey I. Rassas, the Chief Executive Officer, and Stephen C. Herman, the President. The loans from Mr. Rassas and Mr. Herman were used primarily for working capital and did not exceed $200,000 from each at any time during this period.

     NET OPERATING LOSS CARRYFORWARDS. We have a net operating loss carry forward of approximately $12.4 million, over $2 million of which pertains to operations of Vinculum prior to the acquisition via reverse merger with Ebiz in June 1998. The utilization of the net operating loss incurred prior to June 1998 is subject to limitations, however, and the net operating loss may not be fully usable prior to its expiration. No deferred tax asset has been recognized in the Financial Statements due to the uncertainty of utilization.

     FISCAL 2001 LIQUIDITY. We anticipate that the sales volume corrections that we have experienced as the result of our change in strategic focus will be completed early in fiscal 2001 and that we will begin to realize stable, and more predictable sales growth. We expect that our acquisition of LinuxMall will add to our growth and profitability and that the resulting company will require additional resources for operating expenses and working capital. Without additional capital we may not be able to fully implement our business or operational and development plans We expect to finance these requirements through cash made available as the Debenture is converted and from other capital raising activities. We believe that the merger will greatly facilitate our ability to raise additional capital. For example, in September, 2000, a $3.0 million investment was made by Caldera Systems, Inc. to fund a new Ebiz subsidiary. We intend to take all additional actions necessary to manage our liquidity requirements. However, there is no assurance that we will be successful due to our dependence upon the timely conversion of the Debenture (which is at the holder's discretion) and our need for additional sources of capital. There is also no assurance that any additional financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

     As a result of the above factors, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      27

Balance Sheets at June 30, 2000 and 1999                                      28

Statements of Operations for the Years Ended June 30, 2000 and 1999           29

Statements of Stockholders' Equity for the period
  Years ended June 30, 2000 and 1999                                          30

Statements of Cash Flows for the Years Ended
  June 30, 2000 and 1999                                                      31

Notes to Financial Statements for the Years Ended
  June 30, 2000 and 1999                                                      32

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EBIZ Enterprises, Inc.:

We have audited the accompanying balance sheets of EBIZ Enterprises, Inc., a Nevada corporation, (the "COMPANY") as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EBIZ Enterprises, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had negative cash flows from operations in 2000 and 1999, has an accumulated deficit, and does not have sufficient capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Arthur Andersen LLP

Phoenix, Arizona
October 5, 2000

                             EBIZ ENTERPRISES, INC.

                                 Balance Sheets
                             June 30, 2000 and 1999

                                                                                  2000             1999
                                                                              ------------      -----------
                                     ASSETS
Current Assets:
   Cash                                                                       $     50,997      $     76,366
   Accounts receivable, net of allowance for doubtful
    accounts of $75,988 and $40,000 in 2000 and 1999, respectively                 585,846         1,669,816
   Inventory, net                                                                  747,545         1,568,148
   Prepaid expenses and other current assets                                        28,158           128,184
                                                                              ------------      ------------
      Total current assets                                                       1,412,546         3,442,514

Property and Equipment, net                                                        532,896           474,778
Deferred Loan Fees, net                                                            131,079                --
Restricted Cash                                                                  4,504,164                --
Goodwill                                                                           629,162                --
                                                                              ------------      ------------
                                                                              $  7,209,847      $  3,917,292
                                                                              ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                           $  1,880,822      $  1,423,178
   Accrued expenses                                                              1,367,135           468,549
   Line of credit                                                                  250,000           350,000
   Notes payable                                                                    71,928           610,000
                                                                              ------------      ------------
      Total current liabilities                                                  3,569,885         2,851,727

Convertible Debenture, net of discount                                           6,140,209                --
                                                                              ------------      ------------

      Total liabilities                                                          9,710,094         2,851,727
                                                                              ------------      ------------
Commitments and Contingencies

Redeemable Common Stock                                                          1,200,000                --
                                                                              ------------      ------------
Stockholders' Equity (Deficit):
   Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; 7,590 and 10,895 shares issued and outstanding at
    June 30, 2000 and 1999, respectively; liquidation value
    $100 per share                                                                 366,737           868,599
   Common stock; $.001 par value; 70,000,000 shares authorized; 8,497,566 and 7,261,715 shares issued and outstanding at June 30, 2000
    and 1999, respectively                                                           8,498             7,262
   Additional paid-in capital                                                    6,015,132         2,315,832
   Accumulated deficit                                                         (10,090,614)       (2,126,128)
                                                                              ------------      ------------
      Total stockholders' equity (deficit)                                      (3,700,247)        1,065,565
                                                                              ------------      ------------
                                                                              $  7,209,847      $  3,917,292
                                                                              ============      ============

The accompanying notes are an integral part of these balance sheets.

                             EBIZ ENTERPRISES, INC.

                            Statements of Operations
                   For the Years Ended June 30, 2000 and 1999

                                                                  2000             1999
                                                              ------------     ------------
Net Revenue                                                   $ 11,900,667     $ 15,290,202
Cost of Sales                                                   10,961,638       14,358,772
Restructuring Charge - Inventory                                   125,430               --
                                                              ------------     ------------
      Gross profit                                                 813,599          931,430

Selling, General and Administrative Expense                      7,312,259        2,425,895
Depreciation and Amortization                                      265,000           68,483
Provision for Doubtful Accounts                                    274,074           86,520
Restructuring Charge                                                26,500               --
                                                              ------------     ------------
Loss from Operations                                            (7,064,234)      (1,649,468)

Other Income (Expense):
  Interest Expense                                              (1,031,597)        (119,291)
  Interest & Other Income                                          235,434            2,538
  Other                                                                 --         (110,903)
                                                              ------------     ------------

Net Loss                                                        (7,860,397)      (1,877,124)
Dividends on Preferred Stock                                      (104,089)         (77,057)
                                                              ------------     ------------

Net Loss Attributable to Common Stockholders                  $ (7,964,486)    $ (1,954,181)
                                                              ============     ============

Net Loss per Common Share, Basic and Diluted                  $      (1.04)    $      (0.29)
                                                              ============     ============

Weighted Average Common Shares, Basic and Diluted                7,685,232        6,821,083
                                                              ============     ============

The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                  Statements of Stockholders' Equity (Deficit)
                   For the Years Ended June 30, 2000 and 1999

                                                PREFERRED STOCK         COMMON STOCK     ADDITIONAL                     TOTAL
                                               -----------------      ----------------    PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                               SHARES     AMOUNT      SHARES    AMOUNT    CAPITAL       DEFICIT    EQUITY (DEFICIT)
                                               ------     ------      ------    ------    -------       -------    ----------------
Balance, June 30, 1998                              --   $      --   6,256,450  $6,256  $   858,712   $   (171,947)  $   693,021
  Sale of common stock, net of
    offering costs of $80,000                       --          --     455,781     457      900,845             --       901,302
  Sale of preferred stock, net
    of offering costs of $220,901               10,895     868,599          --      --           --             --       868,599
  Common stock issued for services
    and inventory                                   --          --     158,528     158      218,593             --       218,751
  Common stock issued for warrants exercised        --          --     390,956     391      293,057             --       293,448
  Deemed dividend on preferred stock
    for beneficial conversion feature               --          --          --      --       44,625        (44,625)           --
  Accrued dividends on preferred stock              --          --          --      --           --        (32,432)      (32,432)
  Net loss                                          --          --          --      --           --     (1,877,124)   (1,877,124)
                                               -------   ---------   ---------  ------  -----------   ------------   -----------

Balance, June 30, 1999                          10,895     868,599   7,261,715   7,262    2,315,832     (2,126,128)    1,065,565
  Exercise of stock options                         --          --     101,500     102      101,398             --       101,500
  Warrants issued for consulting services           --          --          --      --      199,185             --       199,185
  Warrants issued to debenture holder               --          --          --      --      796,219             --       796,219
  Stock issued for services                         --          --      30,822      30       98,969             --        98,999
  Stock issuance costs                              --    (171,362)         --      --       (3,370)            --      (174,732)
  Accrued dividends on preferred stock              --          --          --      --           --       (104,089)     (104,089)
  Preferred stock conversion                    (3,305)   (330,500)     55,086      55      330,445             --            --
  Conversion of debt and interest                   --          --     264,028     265      577,238             --       577,503
  Stock issued for business acquisition             --          --     200,000     200      699,800             --       700,000
  Private placement of common stock                 --          --     584,415     584      899,416             --       900,000
  Net loss                                          --          --          --      --           --     (7,860,397)   (7,860,397)
                                               -------   ---------   ---------  ------  -----------   ------------   -----------

Balance, June 30, 2000                           7,590   $ 366,737   8,497,566  $8,498  $ 6,015,132   $(10,090,614)  $(3,700,247)
                                               =======   =========   =========  ======  ===========   ============   ===========

The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                            Statements of Cash Flows
                   For the Years Ended June 30, 2000 and 1999

                                                                              2000             1999
                                                                          -----------       -----------
Cash Flows from Operating Activities:
 Net loss                                                                 $(7,860,397)     $(1,877,124)
 Adjustments to reconcile net loss to net cash used in
  operating activities-
  Depreciation and amortization                                               265,000           68,483
  Stock exchanged for services, assets and interest                         1,362,641           80,599
  Warrants issued for consulting services                                     199,185               --
  Amortization of discounts and loan fees                                     330,940               --
  Changes in assets and liabilities, net of effect
   of business acquired:
   Accounts receivable                                                      1,083,970       (1,396,987)
   Due from officers                                                               --            3,432
   Inventory                                                                  820,603       (1,122,551)
   Prepaid expenses and other current assets                                  100,026          (32,919)
   Accounts payable                                                           457,644          898,054
   Accrued expenses                                                           794,495          436,117
                                                                          -----------      -----------

        Net cash used in operating activities                              (2,445,893)      (2,942,896)
                                                                          -----------      -----------
Cash Flows from Investing Activities:
 Purchase of furniture and equipment                                         (265,921)        (472,738)
                                                                          -----------      -----------
Cash Flows from Financing Activities:
 Net (repayments) borrowings under line of credit                            (100,000)         350,000
 Borrowings under notes payable                                               488,000          871,786
 Principle repayments of notes payable                                     (1,026,072)        (261,786)
 Issuance of convertible debenture, net                                     6,903,391               --
 Increase in restricted cash, net                                          (4,504,164)              --
 Sale of stock, net of expenses                                               925,290        2,063,349
                                                                          -----------      -----------

        Net cash provided by financing activities                           2,686,445        3,023,349
                                                                          -----------      -----------

Net decrease in cash                                                          (25,369)        (392,285)

Cash, beginning of year                                                        76,366          468,651
                                                                          -----------      -----------

Cash, end of year                                                         $    50,977      $    76,366
                                                                          ===========      ===========
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for interest                                 $   251,635      $   108,765

Supplemental Disclosure of Noncash Financing Activities:
 Issuance of common stock for services, assets and interest               $ 1,362,641      $   218,751
 Dividends accrued on preferred stock                                         104,089           32,432
 Deemed dividend on preferred stock for beneficial conversion feature              --           44,625
 Issuance of warrants for consulting services                                 199,185               --
 Issuance of warrants to debenture holder                                     796,219               --
 Conversion of debt and related interest to common stock                      577,503               --
 Issuance of common stock for business acquisition                            700,000               --

The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                          Notes to Financial Statements
                             June 30, 2000 and 1999

1.   ORGANIZATION AND OPERATIONS

     a.   NATURE OF THE BUSINESS

     Ebiz Enterprises, Inc. ("COMPANY") is a designer and operator of Internet e-commerce Web sites and a developer and distributor of computer systems, components and accessories for personal and business computing. During the second quarter of fiscal 2000, management decided to concentrate the Company's strategic focus on the Linux segment of the computer market, which was believed to offer stronger growth and profitability opportunities than the market for low price, conventional computer systems. The Company de-emphasized programs for the mass merchant and brokerage channels of distribution and restructured its organization to implement Linux development and marketing programs. The results of operations for the second quarter included restructuring charges for inventory, collection and other costs resulting from this change in strategic direction.

     Effective October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") through a stock for stock exchange transaction which is expected to be accounted for as a purchase in accordance with APB 16. LinuxMall.com is a Linux e-commerce site and an Internet gathering place for the Linux community. Management believes that the combination of TheLinuxStore.com and LinuxMall.com will position the combined entity as the largest vendor-neutral Internet Linux shopping mall and destination site in the world and the leading vendor-neutral solutions provider in the industry.

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

     b.   MANAGEMENT PLANS

     The Company has directed its primary strategic thrust towards the Linux operating system segment of the market. Management believes that the demand for Linux-based products and services represent a rapidly growing business opportunity for the Company. The completion of the acquisition of LinuxMall was a major step in the implementation of this strategy.

     On August 7, 2000, the Company entered into an Agreement and Plan of Merger with LinuxMall. The agreement was amended on October 3, 2000 and effective October 5, 2000. Under the terms of the agreement, the Company acquired all of the outstanding stock and assumed outstanding convertible debentures of LinuxMall. The current Ebiz stockholders will own approximately 56% of the resulting company which will retain the Ebiz Enterprises, Inc. name. The agreement specifies the conditions for the closing of the merger which included a fairness opinion evaluation by an independent investment banker. The agreement identified the principal officers and certain persons to be appointed to the Company's Board of Directors, which will be headquartered in Scottsdale, Arizona, and defines the basic steps for combining the operations of the two companies. The acquisition was effective October 5, 2000.

     In addition to anticipated strategic synergies, management believes that the business logic of the combination and the strength of the proposed business plan will help attract new investor interest to help generate the funding required to implement the Company's strategies. The first such investment was the $3.0 million equity purchase by Caldera Systems, Inc. (Caldera) that was announced on September 19, 2000. The Company and Caldera agreed that Caldera will purchase $3.0 million of Ebiz common stock at $1.00 per share. Under the terms of this agreement, the Company will use the proceeds to create and fund a new, wholly-owned subsidiary, partnerAxis Inc., which will receive the assets and personnel of an existing division of Caldera. The new subsidiary will be a Web-based B2B entity providing knowledge exchange, Linux product sales, advertising and a vehicle for facilitating Linux product development that it believes will strengthen the Company's overall marketing program. Caldera is based in Utah and is a provider of Linux e-business internet solutions including its OpenLinux, NetWare for Linux, Linux technical training, certification and support. Under the agreement, Caldera will have the right to appoint a member to the Company's Board of Directors.

     Management believes that additional funding will likely be available to meet the Company's growth needs through 2001. In addition, management believes that the holder of the $7.1 million convertible debenture that was placed in August 1999 will expand its conversion to common stock and thus provide additional working capital to the Company (see Note 7). Without additional capital the Company may not be able to fully implement its business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet its ultimate capital needs. If adequate capital cannot be obtained or obtained on satisfactory terms, operations could be negatively impacted.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses and had negative cash flows from operations in 2000 and 1999 and does not have sufficient capital needed to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     c.   INDUSTRY ENVIRONMENT

     Successful future operations are subject to certain risks and uncertainties including, among others, actual and potential competition by entities with larger customer bases, greater financial resources, longer operating histories, greater name recognition and more established relationships in the industry than the Company. The Company's future success will greatly depend on its ability to timely and effectively address the rapid changes in the computer product industry and customers' acceptance of the Linux system in general and the Company's products and services in particular. As a result, certain of these competitors may be able to develop and expand their network infrastructures more quickly, and take advantage of acquisitions more readily than can the Company. The Company's future operating results will depend substantially on the ability of its officers and key employees to manage changing business conditions. Further risks and uncertainties relate to technological advancements, the regulatory environment and the ability of the Company to generate sufficient revenue and obtain additional financing to fund current operating losses.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents.

     b.   INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves and writedowns are established against Company-owned inventory for excess, slow-moving, and obsolete items and for items where the estimated net realizable value is less than cost.

     Inventory consists of the following:

                                                             JUNE 30,
                                                      ------------------------
                                                        2000          1999
                                                      ---------    -----------
          Components                                  $ 578,649    $ 1,155,981
          Work-in-process                                 8,008         44,947
          Finished goods                                160,888        367,220
                                                      ---------    -----------

                                                      $ 747,545    $ 1,568,148
                                                      =========    ===========

     c.   FURNITURE AND EQUIPMENT

     Furniture and equipment consists primarily of computer equipment and office furniture. Furniture and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

     Furniture and equipment at June 30 consists of the following:

                                                 USEFUL
                                                  LIFE       2000        1999
                                                 -------  ---------   ---------
     Furniture, fixtures and office equipment    3 years  $ 562,487   $ 295,566
     Software                                    3 years    188,981     200,495
     Leasehold improvements                      2 years     63,807      53,293
                                                          ---------   ---------
                                                            815,275     549,354
     Less - Accumulated depreciation                       (282,379)    (74,576)
                                                          ---------   ---------

                                                          $ 532,896   $ 474,778
                                                          =========   =========

     d.   GOODWILL

     During March 2000, the Company recorded goodwill as part of the InfoMagic acquisition (see Note 9). This is being amortized using the straight-line method over three years and is net of $57,197 of accumulated amortization at June 30, 2000.

     e.   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically evaluates the carrying value of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under SFAS No. 121, long-lived assets and certain identifiable intangible assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. In management's opinion, no such amounts or changes in circumstances have occurred.

     f.   ACCOUNTS PAYABLE

     Included in accounts payable is approximately $169,000 of bank overdraft at June 30, 2000.

     g.   ACCRUED EXPENSES

     Accrued expenses consist primarily of amounts accrued for employee compensation, customer deposits, professional fees, interest, returns reserve and advertising.

     h.   REVENUE RECOGNITION

     The Company recognizes revenue from the sale of computer hardware and software products upon shipment from the vendor to the end user, or at the time of shipment when shipped directly from the Company. Computer hardware and software sales are final and are subject to repair and replacement only. System component and replacement costs are generally covered under the third-party manufacturer's warranty. The Company had an allowance for warranty repair costs of approximately $6,000 and $8,000 at June 30, 2000 and 1999, respectively, related to the sales of its M2 system and Linux computers.

     i.   ADVERTISING COSTS

     Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying statements of operations. Advertising expense was approximately $1,970,000 and $100,000 for the years ended June 30, 2000 and 1999, respectively. As part of the CNET Agreement, the Company incurred approximately $1,700,000 of integration and advertising fees to CNET in exchange for a direct link from CNET's Web site to the Company's Web site.

     j.   RESTRUCTURING EXPENSE

     In November 1999, the Company implemented a change in its strategic business plan to concentrate its focus on the Linux market and to de-emphasize the sales of low-priced Windows-based systems. Consequently, the Company incurred a restructuring charge of $26,500 for asset revaluation and $125,430 for markdown of inventory that was directly related to the business being de-emphasized. As of June 30, 2000, approximately $150,200 in charges have been made against these reserves.

     k.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l.   LOSS PER SHARE

     No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the years ended June 30, 2000 and 1999, as their effect was anti-dilutive.

     m.   INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     n.   CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, consist primarily of trade accounts receivable.

     The Company does not require collateral upon delivery of its products or services. The Company derives a significant portion of its total revenue from relatively few customers. The Company's business is moving towards a more diversified customer base. The percentage of total revenue of customers to whom sales exceed 10% of total revenue for the years ended June 30 were as follows:

                               ACCOUNTS RECEIVABLE
                             OUTSTANDING AT JUNE 30,           SALES
                             -----------------------     -----------------
                               2000          1999        2000         1999
                               ----          ----        ----         ----
     Customer #1               $ --       $ 441,000       14%          26%
     Customer #2                 --              -         2%          19
     Customer #3                 --         930,000        2%          15

     o.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     At June 30, 2000 and 1999, the carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair values since they are short-term in nature or payable upon demand. Notes payable approximate fair value as they are short-term in nature or have stated interest rates based on current market rates. It is not practical to estimate fair value of the notes payable to related parties as the agreements are between related parties.

     The Company estimates fair values of financial instruments by using available market information. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimate fair value amounts.

     p.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

     Effective July 1, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it has one reportable operating segment. Accordingly, the Company's financial statements present its one reportable segment.

     q.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, (as amended by SFAS No. 137 and SFAS No. 138), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended is effective for the Company's year ending June 30, 2000. The Company does not anticipate any material impact from the adoption of SFAS No. 133, as amended, on its future results of operations and financial position.

3.   RELATED PARTY TRANSACTIONS

     a.   CONSULTING SERVICES

     During fiscal year 1999, the Company contracted with a consulting company, controlled by an outside director of the Company, to supply financial consulting services related to accounting and financial systems. This agreement ended February 1999 and, as of June 30, 1999, the Company had paid an aggregate of $22,700 and issued 31,325 common shares of common stock for services rendered. There were no transactions with this company during fiscal year 2000.

     b.   EXODUS GROUP, LLC

     During 1999, certain of the Company's employees and officers purchased a total of 65% of the available membership units in The Exodus Group, LLC, a franchisee that purchases products from the Company. Sales to this customer were approximately $67,000 and $36,000 for the years ended June 30, 2000 and 1999, respectively.

4.   INCOME TAXES

The Company has cumulative net operating losses as of June 30, 2000, in excess of $12,400,000. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code
Section 382 change in ownership rules. The Company has established a valuation reserve as it has not determined that it is more likely than not that the deferred tax asset is realizable. Accordingly, there was no provision for (benefit from) income taxes in either of the years ended June 30, 2000 and 1999.

Differences between the financial statement and tax bases of the Company's assets and liabilities are not material.

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30 are as follows:

                                                          2000         1999
                                                          ----         ----
     Statutory federal rate                               (34)%         (34)%
     State taxes, net of federal benefit                   (6)           (6)
     Change in valuation allowance                         40            40
                                                         ----          ----

              Total                                        --%           --%
                                                         ====          ====

5.   BANK LINE OF CREDIT

The Company had borrowings under its line of credit of $350,000 as of June 30, 1999. During August 1999, the Company used proceeds from the $7.1 million Debenture (see Note 7) to repay the outstanding balance on the line of credit.

In December 1999, the Company obtained a line of credit from a bank for borrowings up to $250,000. Interest accrues at prime (9.50% at June 30, 2000) plus 1.5% and is payable monthly. Principal is due at maturity. The line of credit is guaranteed by the Company's two largest stockholders and is secured by the Company's accounts receivable and inventory. The line was fully borrowed at June 30, 2000. The weighted average interest rate on amounts outstanding was 10.6% during the year ended June 30, 2000.

6.   NOTES PAYABLE

Notes payable at June 30 consist of the following:

                                                              2000        1999
                                                            --------    --------
     Note payable to a stockholder, fixed interest
     amount, due on demand, unsecured                       $ 71,928    $     --

     Note payable to a stockholder, interest at 10%,
     due on demand, unsecured. Paid July, 1999                    --      30,000

     Note payable to a stockholder, interest at 10%,
     due on demand, unsecured. Paid July, 1999                    --      30,000

     Note payable to related party, interest at 10%,
     principal and interest, due April 19, 2000,
     secured by the Company's  assets, convertible
     into shares of common stock at a rate of $6.00
     of note principal convert. Paid August, 1999                 --     500,000

     Note payable to an individual, interest at 10%,
     principal and interest due September 25, 1999,
     secured by the Company's assets. Paid August, 1999                   50,000
                                                            --------    --------

                                                            $ 71,928    $610,000
                                                            ========    ========

In connection with the $500,000 note above, the Company issued warrants to purchase 250,000 common shares at an exercise price substantially in excess of the then fair market value. The fair value of each warrant as estimated using the Black Scholes option pricing model was not significant primarily because the exercise price was substantially in excess of the then fair value of the common stock. These warrants are exercisable at any time during the term of the warrants and expire two years from the note repayment date.

7.   CONVERTIBLE DEBENTURE

In August, 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "DEBENTURE"). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000 and is recorded as a debt discount in the accompanying financial statements. Additional issuance costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-line method which approximates the effective interest method as additional interest expense over the term of the loan.

The Company received an initial infusion of $2.1 million from the Debenture, which was utilized to repay the Company's outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank as collateral for the Debenture. In February 2000, $500,000 of the cash collateral was released by the holder. The net cash collateral is reflected as restricted cash in the accompanying financial statements. The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company can draw approximately $.70 for each $1 of Debenture principal converted to fund operations. The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

The Debenture required that the related shares of the Company's common stock be registered under the Securities Act of 1933 and the regulations of the Securities and Exchange Commission ("SEC") before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. The holder began accruing rights to convert the Debenture upon its signing and as of June 30, 2000 the holder had accrued the rights to convert approximately $4,334,000 of the principal of the Debenture into shares of the Company's common stock. Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the completion of the registration process. During February through June 2000, approximately $577,500 of the Debenture's principal and accrued interest were converted to approximately 264,000 shares of common stock and as of March 31, 2000 the remaining balance of accrued interest payable was approximately $236,000.

8.   STOCKHOLDERS' EQUITY

     a.   REVERSE STOCK SPLIT

     Share amounts in the accompanying financial statements and notes to the financial statements give retroactive effect to a one-for-ten reverse stock split effective June 1998.

     b.   CAPITALIZATION

     The Company amended its Articles of Incorporation in 1999 to authorize the issuance of up to 70,000,000 shares of Class A common stock. In addition, the Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock. The Board of Directors of the Company, at its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, ratify powers, if any, and determine the restrictions and qualifications of the shares of each series of preferred stock as established.

     c.   PREFERRED STOCK

     The Board of Directors has designated 100,000 shares of Series A Convertible Preferred Stock, (Preferred Stock) and during fiscal 1999, the Company issued 10,895 shares of Preferred Stock, at $100 per share. Net proceeds from the issuance of Preferred Stock was approximately $869,000. These shares have a liquidation preference of $100 per share, and are entitled to a $10 per share cumulative, annual dividend, accrued quarterly commencing April 1, 1999, and payable at the discretion of the Company. The Company, at its discretion, may redeem the Preferred Stock whenever the price of its common stock is equal to or greater than $9.00 per share 20 out of 30 consecutive trading days. Each share of Preferred Stock may be converted, at the option of the holder into common stock at a conversion rate of one share for every $6.00 of principal converted. In addition, the Preferred Stock automatically converts it to common stock whenever the price of the Company's common stock is equal to or greater than $13.50 per share 20 out of 30 consecutive trading days.

     During March through May 2000, shareholders converted 3,305 shares of Preferred Stock to 55,086 shares of the Company's common stock.

     d.   WARRANTS TO PURCHASE COMMON STOCK

     The Company had outstanding warrants, issued in connection with financing transactions, to purchase 86,644 shares of common stock through December 2000.

     As of June 30, 2000 the following groups of warrants were outstanding:

         EXPIRATION DATE             EXERCISE PRICE          COMMON SHARES
         ---------------             --------------          -------------
         December 10, 2000           $2.10 - $3.00               86,664
         February 28, 2002                7.20                    9,086
         December 1, 2003             3.00 -  8.25              230,000
         August 22, 2004              6.32 -  8.62              250,000

     e.   WARRANTS ISSUED FOR CONSULTING SERVICES

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

     f.   COMMON STOCK ISSUED FOR ADVERTISING

     In January, 2000 the Company entered into a Premier Advertiser Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's "PREMIER ADVERTISER" program for CNET's Linux Center and received advertising for, and links to, the Company's Web site, THELINUXSTORE.COM. The term of the agreement is through February 2001, subject to earlier termination. The Company is required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. This integration fee has been recorded as prepaid advertising and is being amortized over the term of the agreement. The advertising on the CNET Linux Center began in February, 2000. The 240,000 shares of common stock issued are redeemable at the discretion of the holder within one year of the signing of the agreement which is reflected in the accompanying balance sheet as redeemable common stock.

     In May 2000, the Company negotiated the termination of the agreement. Under the terms of the termination agreement, CNET is to release the Company from its liabilities under the agreement upon the Company's registration of the 240,000 shares of common stock. Accordingly, the remaining balance of the integration fee, $1,050,000, was expensed in the fourth quarter of fiscal 2000 and $501,000 was recorded as a liability for unpaid promotions pending release upon the registration of the common stock.

     g.   PRIVATE PLACEMENT OF COMMON STOCK

     On March 31, 2000, the Company entered into a Securities Purchase Agreement with two partners (the "PURCHASERS") for the purchase of 2.5 million shares of the Company's common stock at a price of $2.00 per share (subject to adjustment as described in the Securities Purchase Agreement). At the closing, the Purchaser paid $500,000 in cash and executed a promissory note, due May 5, 2000, for $4.5 million. The due date of the note was later extended to June 23, 2000 and the price of the common stock was adjusted to $1.54. The Note was paid down to $4.1 million and the remainder was forgiven. No further extensions of the Note due date have been granted. During May and June 2000, the Purchaser paid an additional $400,000 in cash for the additional stock issued. The $900,000 cash received was recorded as common stock and additional paid-in capital.

     h.   STOCK OPTION PLAN

     In November 1998, the Company adopted the CPU MicroMart 1998 Equity Incentive Plan ("PLAN"). The Plan will terminate 10 years after the effective date. The Plan authorizes awards of incentive stock options to employees and non-qualified stock options to officers, directors, employees, and consultants of the Company. A total of 1,000,000 shares of common stock was reserved for issuance under the Plan. The Plan is administered by a committee appointed by the Board who have the exclusive authority to administer and interpret the Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

     The Company accounts for its stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in fiscal 2000 and 1999, respectively.

A summary of the status of all the Company's stock options at June 30, 2000 and 1999 and changes during the years then ended is presented in the following table and narrative below:

                                                2000                  1999
                                          ------------------    ----------------
                                              WEIGHTED             WEIGHTED
                                           AVERAGE EXERCISE     AVERAGE EXERCISE
                                          ------------------    ----------------
                                           OPTIONS     PRICE    OPTIONS    PRICE
                                           -------     -----    -------    -----

Outstanding at beginning of year           663,000      1.96         --       --
   Granted                                 533,000      2.77    663,000     1.96
   Exercised                              (101,500)     1.00         --       --
   Canceled                               (347,500)     1.35         --       --
                                          --------     -----    -------    -----

 Outstanding at end of year                747,000     $2.94    663,000    $1.96
                                          ========     =====    =======    =====

Exercisable at end of year                 169,940     $3.59    140,000    $1.28
                                          ========     =====    =======    =====
Weighted average fair value per
   share of options granted                            $1.93               $1.29
                                                       =====               =====

Options outstanding and exercisable by price range as of June 30, 2000:

                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
               -------------------------------------    ------------------------
                               WEIGHTED
                                AVERAGE     WEIGHTED                    WEIGHTED
  RANGE OF                     REMAINING     AVERAGE                    AVERAGE
  EXERCISE       OPTIONS      CONTRACTUAL   EXERCISE      OPTIONS       EXERCISE
   PRICES      OUTSTANDING       LIFE         PRICE     EXERCISABLE       PRICE
   ------      -----------       ----         -----     -----------       -----

 $1.00-$2.25     416,000         9.09         $ 1.76       78,220        $ 1.32
 $3.00-$3.75     298,000         9.33           3.63       61,000          3.69
 $4.88-$5.50      33,000         8.58           4.93       30,720          4.89
                 -------         ----         ------      -------        ------
                 747,000         9.16         $ 2.94      169,940        $ 3.57

The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                         JUNE 30,     JUNE 30,
                                                           2000         1999
                                                        ---------     --------
      Net loss:
        As reported                                     $ (7,964)     $ (1,954)
        Pro forma                                         (8,849)       (2,098)

      Loss per common and common share equivalent:
        As reported - basic                                (1.04)         (.29)
        As reported - diluted                              (1.04)         (.29)
        Pro forma - basic                                  (1.15)         (.31)
        Pro forma - diluted                                (1.15)         (.31)

The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during fiscal 2000: risk-free interest rates of 6.48%, expected lives of five years; and a volatility factor of 80%. The weighted average assumptions used for grants during fiscal 1999 were as follows: risk-free interest rates of 5.26%, expected lives of three to five years; and a volatility factor of 80%. The assumed dividend yield is 0% for 2000 and 1999.

9.   ACQUISITION OF INFOMAGIC, INC.

On March 30, 2000, the Company acquired all of the issued and outstanding common stock of InfoMagic, Inc., which distributes open source and low cost software products with its principal emphasis in Linux software through its Website, WWW.INFOMAGIC.COM and selected distributors. The Company issued 200,000 shares of its common stock valued at $3.50 per share to the shareholders of InfoMagic, Inc., for total consideration of $700,000. In addition to the acquisition of assets and the assumption of liabilities, the Company acquired InfoMagic's customer base of clients. This acquisition has been accounted for under the purchase method of accounting. The purchase price in excess of the fair value of assets acquired and liabilities assumed of InfoMagic, Inc. of approximately $686,000 has been recorded as goodwill and is being amortized over three years (see Note 2).

10.  COMMITMENTS AND CONTINGENCIES

     a.   OPERATING LEASES

     The Company entered into a two-year lease in May, 1999 for its office and warehouse facility in Scottsdale, Arizona. Rental expense related to this lease, and the terminated lease for it previous facility amounted to approximately $292,000 and $165,000 for the years ended June 30, 2000 and 1999, respectively.

     Future minimum payments under the Company's current lease which expires in April, 2001 are approximately $ 157,000.

     b.   LITIGATION

     In the normal course of its business, the Company is subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation which will materially affect the Company's financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Ebiz are:

     NAME                       AGE         POSITION
     ----                       ---         --------
     Jeffrey I. Rassas          38          Director and Chief Executive Officer

     Stephen C. Herman          46          Director and President

     Donald B. Altvater         55          Vice President and Controller

     Larry Phillips             34          Vice President, Sales

     JEFFREY I. RASSAS, DIRECTOR AND CHIEF EXECUTIVE OFFICER, is the founder of Ebiz and has been its Chief Executive Officer since its inception in 1995. Between 1989 and 1995, Mr. Rassas owned and operated The Wilsaac Group, Inc., d/b/a DLC Consulting, an employee leasing and office services outsourcing firm with offices in Phoenix, Tucson, Los Angeles, Century City and Irvine. He arranged the sale of the Arizona offices to Dynamex, a division of Air Canada, in 1993 and the California offices to another buyer in 1995. Prior to DLC Consulting, from 1985 to 1989, Mr. Rassas co-founded ITS Travel Group, Inc., which grew into the third largest travel agency in Arizona before it was sold in 1989. From 1982 to 1985, Mr. Rassas held the position of Magnetics Engineer at CTM Magnetics. Mr. Rassas holds an electrical engineering degree.

     STEPHEN C. HERMAN, DIRECTOR AND PRESIDENT, joined Ebiz in September of 1997. Mr. Herman has approximately 20 years of computer and electronics distribution and sales experience. Between 1995 and 1997 he was a Vice President and Divisional General Manager for Globelle Incorporated. From 1992 to 1995, he was the Vice President of Sales for Insight Direct. His responsibilities included three specialty divisions. Between 1989 and 1992, Mr. Herman was the Director of Sales for Technology Marketing Group, a predecessor to Globelle. Between 1987 and 1989, Mr. Herman also was President and founder of Computer Solutions, Inc. ("CSI"), a five location corporate reseller servicing Fortune 1000 customers, which grew to $80 million in revenues by its second year. CSI was sold to Valcom in 1989, and Mr. Herman became President of Valcom Southwest, a wholly-owned subsidiary of Valcom.

     DONALD B. ALTVATER, VICE PRESIDENT AND CONTROLLER, joined the Ebiz in January 1999. Mr. Altvater has over 20 years of experience in financial, operations and marketing management in the electronics and communications industries with GTE and Fujitsu. He began his career with GTE International in 1971 and held a series of increasingly responsible positions with GTE companies that culminated in his appointment in 1987 as Vice President - Finance of Fujitsu GTE Business Systems, a joint venture between those two corporations. In 1989, Mr. Altvater was named Vice President and Chief Financial Officer of

Federal Business Systems, a Fujitsu subsidiary. After electing early retirement in 1992, he managed two private companies in which he had an ownership interest. In 1996, Mr. Altvater became Controller of Refrac Systems, a privately held metallurgical engineering company and continued in that position until joining Ebiz in 1999. He holds a Bachelor of Science degree in Mathematics (MAGNA CUM LAUDE) and Economics (CUM LAUDE) from Tufts University and an M.B.A. from the University of Chicago Graduate School of Business.

     LARRY PHILLIPS, VICE PRESIDENT, SALES, joined Ebiz in May 1999 and brings over a decade of experience in developing sales teams as well as lucrative business opportunities. He is responsible for developing and managing sales and customer service operations. Mr. Phillips was the General Sales Manager of PC Wholesale, Inc., a computer hardware and software distributor from 1997 until he joined Ebiz. Mr. Phillips was responsible for over $60 million in revenue and recruited, hired and trained staff and ran the day-to-day operations, including product sourcing and P & L, for the Minneapolis office. From 1992 to 1997 he served as Director of Sales for Globelle Incorporated, where he was responsible for nearly $170 million in sales and oversaw five branch offices. Mr. Phillips began his career with Piper Jaffrey in1989, where he was responsible for corporate pension plans and individual investor portfolios. He holds a Bachelors of Science Degree in Finance and Economics from St. Cloud State University in Minnesota.

     PARTNERAXIS ACQUISTION. In connection with our acquisition of partnerAxis, we have agreed to appoint a designee of Caldera Systems, Inc. to our Board of Director. Ransom H. Love, the Chief Executive Officer of Caldera, has initially been designated to be the appointee. Certain information regarding Mr. Love follows:

     RANSOM H. LOVE. Mr. Love has served as President, Chief Executive Officer and member of the Board of Directors of Caldera Systems, Inc. since August 1998. Prior to that date, Mr. Love was a founder and served as Vice President of Marketing and Sales, Vice President of Business Development and General Manager of the OpenLinux division for Caldera, Inc., from January 1995 to September 1998. Prior to Caldera, Inc., Mr. Love held senior marketing positions at Novel and Sanyo Icon. Mr. Love has been in various management positions in sales, marketing, support, testing and education in the computer industry since 1982. He holds a BA in international relations and an MBA from Brigham Young University.

     LINUXMALL ACQUISITION. As a result of our acquisition of LinuxMall, former management of LinuxMall will join our Board of Directors and our executive officer team will be restructured. Mark Bolzern and David Shaw, formerly the Chairman and Interim Chief Executive Officer, respectively, of LinuxMall, will become members of our Board of Directors and Mr. Shaw will serve as Ebiz's Chief Executive Officer. Mr. Rassas will become the Chairman of the Board of Directors and also serve as the Chief Strategic Officer of Ebiz. Mr. Herman will become the Chief Operations Officer. Ray Goshorn, also formerly of LinuxMall, will become the Chief Financial Officer of Ebiz.

     Certain information regarding Mr. Bolzern, Mr. Shaw and Mr. Goshorn follows:

     MARK BOLZERN. Mr. Bolzern founded LinuxMall in 1993 and served as its President and Chairman of the Board. He currently serves as a director of Linux International, an advisory council member of both the Linux Professional Institute and the Linux Business Expo.

     DAVID SHAW. Mr. Shaw joined LinuxMall in September 1999 as Chief Marketing Officer and was appointed its Interim Chief Executive Officer on March 14, 2000. Prior to that, Mr. Shaw owned and operated an international consulting firm, Focus On Sales, involved in the sales and marketing of small businesses.

     RAY GOSHORN. Mr. Goshorn served as LinuxMall's Chief Financial Officer since January 2000. Prior to that, from March 1995 to December 1999, he served as Chief Financial Officer of Pak Mail Centers of America, a franchiser of packaging and shipping convenience centers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Ebiz's common stock during the fiscal year ended June 31, 2000. This information is based on a review of Section 16(a) reports furnished to Ebiz.

     Mr. Rassas and Hayjour Family Limited partnership, an entity controlled by Mr. Rassas, failed to timely file three reports on Form 4 related to sales of a total of 26,500 shares of Ebiz stock and a report on Form 5 to report the delinquent Form 4 filings. The required report was transmitted for filing on October 13, 2000.

     Mr. Herman and Kona Investments Limited Partnership, an entity controlled by Mr. Herman, failed to timely file four reports on Form 4 related to the sale of a total of 59,700 shares of Ebiz stock and a report on Form 5 to report the delinquent Form 4 filing. The required report was transmitted for filing on October 13, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The following table is based upon compensation for the calendar years ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL
                                                COMPENSATION(1)
                                           -------------------------
NAME                                       SALARY              BONUS
----                                       ------              -----
Jeffrey Rassas          1999              $ 96,000            $  9,000
Chief Executive         1998              $ 72,000            $ 10,000
Officer                 1997              $ 72,000            $ 60,000

Stephen Herman          1999              $ 96,000            $  9,000
President               1998              $ 72,000            $ 10,000
                        1997              $ 12,000(2)                  --

----------
(1) EXCLUDES DISTRIBUTIONS FOR PAYMENT OF PERSONAL INCOME TAXES RESULTING FROM EBIZ ELECTING SUBCHAPTER S STATUS, WHICH ELECTION WAS TERMINATED IN JUNE, 1998.
(2)  BASED ON EMPLOYMENT FROM SEPTEMBER THROUGH DECEMBER 1997.

     Effective February 1, 2000, Mr. Rassas' and Mr. Herman's base salary was increased to $124,000 on an annualized basis.

STOCK OPTION PLAN

     Ebiz's Board of Directors adopted, and its shareholders approved, effective August 1998, the 1998 Equity Incentive Plan ("PLAN"). The purpose of the Plan is to promote the interests of Ebiz and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of Ebiz's business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of shareholders of Ebiz through equity participation in its growth and success. The Plan provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 1,000,000 shares of Ebiz's common stock. As of June 30, 2000, a total of 652,000 stock options were outstanding of which 239,010 were vested under the Plan. A total of 101,500 options to purchase shares under the Plan have been exercised.

EMPLOYMENT AGREEMENTS

     Ebiz had entered into certain employment agreements with Jeffrey I. Rassas and Stephen C. Herman, the Chief Executive Officer and President, respectively. The agreements have been rescinded in connection with the acquisition of LinuxMall. In connection with the acquisition of LinuxMall, Ebiz agreed to enter into employment agreements with each of its executive officers, the terms of which, excluding compensation, will be uniform.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by a director on behalf of Ebiz are subject to reimbursement. Ebiz is currently negotiating compensation packages for additional non-management directors to join the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 2000, the ownership of each person known by Ebiz to be the beneficial owner of five percent or more of Ebiz's Common Stock, each officer and director individually, and all officers and directors as a group. Ebiz has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

                                                                   PERCENT OF
                                                  NUMBER           BENEFICIAL
NAME AND ADDRESS OF OWNER                        OF SHARES        OWNERSHIP(1)
-------------------------                        ---------        ------------
Jeffrey I. Rassas(2)                              1,703,212          20.04%
15695 North 83rd Way
Scottsdale, Arizona  85260

Stephen C. Herman(3)                              1,704,212          20.06%
15695 North 83rd Way
Scottsdale, Arizona  85260

Shi-En Shiau(4)                                     584,415           6.88%
1295 West Washington Street, Suite 115
Tempe, Arizona  85281
                                                  3,407,424          40.10%
All Directors and Officers as a Group
(2 persons)

----------
(1)  BASED UPON 8,497,566 SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 30,
     2000.
(2) MR. RASSAS HOLDS HIS SHARES BENEFICIALLY THROUGH HAYJOUR FAMILY LIMITED PARTNERSHIP.
(3) MR. HERMAN HOLDS HIS SHARES BENEFICIALLY THROUGH KONA INVESTMENTS LIMITED PARTNERSHIP.
(4) MR. SHIAU HOLDS LEGAL TITLE TO THE SHARES WHICH ARE BENEFICIALLY HELD BY HIM AND PRIME TECHNOLOGY HOLDING COMPANY, LTD.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective as of June 1, 1998, Ebiz's predecessor, Vinculum, acquired substantially all of the assets and assumed the liabilities of Genras in exchange for 5,000,000 shares of its common stock. The 5,000,000 shares were distributed by Genras to its shareholders as follows: Jeffrey I. Rassas - 2,250,000 shares, Stephen C. Herman - 2,250,000 shares and Thomas A. Cifelli - 500,000 shares. Ebiz also agreed to reimburse, on a net after-tax basis, any income tax liability of the Genras shareholders related to the period of January 1, 1998 through the date of acquisition. After the acquisition, Mr. Cifelli was an officer and shareholder of Ebiz. Mr. Cifelli's relationship as an officer of Ebiz was terminated in January, 1999. Fox & Company Investments, Inc., a NASD registered broker-dealer with which Mr. Cifelli was affiliated, received 187,500 shares of common stock in connection with this transaction for investment banking advice and services related to the transaction. Aztore Holdings, Inc., the majority shareholder of Vinculum prior to the acquisition, entered into an agreement with Ebiz to be compensated in the event Ebiz obtains benefit from a prior net operating loss of Vinculum.

     Michael S. Williams, then a director of Ebiz, and Lanny Lang provided consulting services to Ebiz commencing in November, 1998. The consulting services were performed by the individuals in their capacities as employees of Aztore. Aztore was compensated $84,600 in cash and stock grants ($22,700 cash and 31,325 shares) for these services and Mr. Williams and Mr. Lang were granted options to purchase 30,000 and 20,000 shares, respectively, of Ebiz common stock at $1.00 per share. The grant was made under the Ebiz 1998 Equity Incentive Plan for consulting services performed.

     In April, 1999, Aztore, whose president, Michael S. Williams, was then a director of Ebiz, loaned $500,000 to Ebiz, which was evidenced by a Secured Convertible Subordinate Note ("NOTE"). The Note was issued at a 10% interest rate, was secured by the grant of a security interest in certain of Ebiz's assets and was convertible into shares of common stock at one share per $6.00 amount of principal obligation. Ebiz also issued Aztore a warrant certificate which entitled Aztore to purchase 250,000 shares of Ebiz's common stock at $6.00 per share. In August 1999, Ebiz and Aztore agreed to cancel the warrant and to full payment of the Note with interest for total consideration of $629,165. Aztore also exercised the option, as assigned to it by Messrs. Williams and Lang, to acquire 50,000 shares of Ebiz's common stock for $1.00 per share.

     From time to time Ebiz has borrowed funds from Jeffrey I. Rassas and Stephen C. Herman to meet working capital needs. These loans generally bear interest and are payable on demand. At June 30, 2000, approximately $72,000 borrowed from Mr. Rassas was outstanding.

     Ebiz's general policy for entering into transactions with directors, officers and affiliates of the Company that have a financial interest in the transaction is to adhere to Nevada corporate law regarding the approval of such transactions. In general, a transaction between a Nevada corporation and a director, officer or affiliate of the corporation in which such person has a financial interest is not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1(1) Asset Exchange Agreement by and among Genras, Jeffrey I. Rassas, Vinculum and Aztore Holdings, dated as of March 18, 1998.

3.1(1)    Articles of Incorporation

3.2(1)    Certificate of Amendment to Articles of Incorporation

3.3(1)    Second Certificate of Amendment to the Articles of Incorporation

3.4(1) Certificate of Designation / Resolution of Designation - Series A 10% convertible Preferred Stock

3.5(1)    Bylaws

10.1(1) Office Building Lease, dated April 16, 1999, between Ebiz and Van Wagner Properties

10.2(1)   1998 Equity Incentive Plan, Effective December 23, 1998

10.3(1) Securities Purchase Agreement dated as of August 25, 1999, by and between JEM Ventures Ebiz, LLC ("JEM") and Ebiz.

10.4(1) Subordinated Convertible Debenture, dated August 25, 1999, in the amount of $7,100,000, made by Ebiz in favor of JEM

10.5(1) Warrant to Purchase Common Stock, dated August 25, 1999, issued by Ebiz to JEM, for 245,000 shares

10.6(1) Registration Rights Agreement, dated as of August 25, 1999, by and between Ebiz and JEM, LLC

10.7(2)   OEM Agreement between Corel Corporation and Ebiz, dated September 13,
          1999

10.8 Stock Exchange Agreement dated March 22, 2000, between Ebiz, InfoMagic, Inc. and Joel and Kim Goldberg

10.9 Registration Rights Agreement dated March 22, 2000, between Ebiz and Joel and Kim Goldberg

10.10 Purchase and Sale Agreement, dated September 15, 2000, between Ebiz and Caldera Systems, Inc. ("CALDERA")

10.11 Investor Rights Agreement, dated September 15, 2000, between Ebiz and Caldera

10.12 Use Restriction Agreement, dated September 15, 2000, between Ebiz and Caldera

10.13 Shareholder Voting Agreement and Proxy, dated September 15, 2000, between Ebiz and Caldera

10.14 Agreement and Plan of Merger, dated August 7, 2000, between Ebiz, LinuxMall.com, Inc. ("LINUXMALL") and LinuxMall Acquisition, Inc. ("MERGER SUB")

10.15 First Amendment to Agreement and Plan of Merger, dated October 3, 2000, between Ebiz, LinuxMall and Merger Sub

10.16 Registration Rights Agreement, dated October 5, 2000 between Ebiz, LinuxMall and Merger Sub

10.17 Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Jeffrey J. Rassas

10.18 Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Stephen C. Herman

10.19     Compensation Agreement, dated October 5, 2000, between Ebix and
          LinuxMall

21.1      Subsidiaries

27.1      Financial Data Schedule

----------
(1) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 10-SB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 19, 1999.
(2) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 10-SB/A (AMENDMENT NO. 2) AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 30, 1999.

REPORTS ON FORM 8-K

     None.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EBIZ ENTERPRISES, INC.



Dated: October 13, 2000                 By /s/ Jeffrey I. Rassas
                                           -------------------------------------
                                           Jeffrey I. Rassas, Chief Executive
                                           Officer


                                        BOARD OF DIRECTORS



Dated: October 13, 2000                 By /s/ Jeffrey I. Rassas
                                           -------------------------------------
                                           Jeffrey I. Rassas



Dated: October 13, 2000                 By /s/ Stephen C. Herman
                                           -------------------------------------
                                           Stephen C. Herman