Form 10QSB
period 2000-09-30
EBIZ ENTERPRISES INC
filed 2000-11-20
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-QSB

                                    --------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

         The number of shares of the issuer's common equity outstanding as of September 30, 2000 was 12,804,566 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                             EBIZ ENTERPRISES, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements............................. 2

          Consolidated Balance Sheets
          September 30, 2000 and June 30, 2000 ............................ 2

          Consolidated Statements of Operations
          For the Three Months Ended September 30, 2000 and 1999........... 3

          Consolidated Statements of Cash Flows
          For the Three Months Ended September, 2000 and 1999.............. 4

          Notes to the Consolidated Financial Statements................... 5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................... 8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ............................................ 13

     Item 2. Changes in Securities......................................... 13

     Item 5. Other Information............................................. 14

     Item 6. Exhibits and Reports on Form 8-K.............................. 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                                                SEPTEMBER 30,         JUNE 30,
                                                                                    2000               2000
                                                                                ------------       ------------
                                                                                (unaudited)
                                     ASSETS
Current Assets:
  Cash, including $3,000,000 restricted for use in developing partnerAxis       $  3,075,010       $     50,997
  Accounts receivable, net of allowance for doubtful accounts of  $137,602 and $75,988 at September 30, 2000 and
   June 30, 2000, respectively                                                       851,045            585,846
  Inventory, net                                                                     756,786            747,545
  Prepaid expenses and other current assets                                           79,074             28,158
                                                                                ------------       ------------
        Total current assets                                                       4,761,915          1,412,546

Furniture and Equipment, net                                                         572,569            532,896
Deferred Loan Fees, net                                                              111,420            131,079
Other Restricted Cash                                                              4,253,132          4,504,164
partnerAxis Intangible Assets, net                                                 1,884,272               --
Goodwill, net                                                                        577,965            629,162
                                                                                ------------       ------------

        Total assets                                                            $ 12,161,273       $  7,209,847
                                                                                ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                              $  2,333,135       $  1,880,822
  Accrued expenses                                                                 1,598,766          1,367,135
  Line of credit                                                                     250,000            250,000
  Secured convertible note                                                           500,000               --
  Notes payable                                                                       71,928             71,928
                                                                                ------------       ------------
        Total current liabilities                                                  4,753,829          3,569,885
                                                                                ------------       ------------

Convertible Debenture, net                                                         6,158,919          6,140,209
                                                                                ------------       ------------

        Total liabilities                                                         10,912,747          9,710,094
                                                                                ------------       ------------
Commitments and Contingencies
Redeemable common stock:  240,000 shares outstanding                               1,200,000          1,200,000
                                                                                ------------       ------------
Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value; 5,000,000 shares authorized; 7,590 shares issued and outstanding at September 30, 2000
   and June 30, 2000, liquidation $100 value per share                               366,737            366,737
  Common stock; $.001 par value; 70,000,000 shares authorized;
   12,564,566 and 8,497,566 shares issued and outstanding at
   September 30, 2000 and June 30, 2000, respectively                                 12,565              8,498
  Additional paid-in capital                                                      11,069,519          6,015,132
  Accumulated deficit                                                            (11,400,296)       (10,090,614)
                                                                                ------------       ------------
        Total stockholders' equity (deficit)                                          48,525         (3,700,247)
                                                                                ------------       ------------

        Total liabilities and stockholders' equity (deficit)                    $ 12,161,273       $  7,209,847
                                                                                ============       ============

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    2000               1999
                                                 -----------        -----------
                                                          (unaudited)
NET REVENUES                                     $ 2,429,807        $ 5,638,628
COST OF SALES                                      2,061,908          5,346,605
                                                 -----------        -----------
       GROSS PROFIT                                  367,899            292,023

SELLING, GENERAL & ADMINISTRATIVE EXPENSES         1,129,450          1,236,978
DEPRECIATION AND AMORTIZATION                        149,643             40,628

PROVISIONS FOR DOUBTFUL ACCOUNTS                      61,714             31,930
                                                 -----------        -----------
       LOSS FROM OPERATIONS                         (972,908)        (1,017,513)
                                                 -----------        -----------
OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                                  (386,230)          (216,794)

  INTEREST & OTHER INCOME                             68,431             21,256
                                                 -----------        -----------
       TOTAL OTHER                                  (317,799)          (195,538)
                                                 -----------        -----------

NET LOSS                                          (1,290,707)        (1,213,051)


DIVIDENDS ON PREFERRED STOCK                          18,975             27,238
                                                 -----------        -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $(1,309,682)       $(1,240,289)
                                                 ===========        ===========
LOSS PER COMMON SHARE:
  BASIC AND DILUTED                              $     (0.14)       $     (0.17)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  BASIC AND DILUTED                                9,141,066          7,319,972
                                                 ===========        ===========

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000               1999
                                                                               -----------         -----------
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(1,290,707)        $(1,213,051)
  Adjustments to reconcile net loss to net cash
   used in operating activities-
   Depreciation and amortization                                                   149,643              40,628
   Stock exchanged for services                                                         --               9,000
   Warrants issued to convertible Debenture holder                                 125,166                  --
   Amortization of discount and loan fees                                           99,282              33,094
   Changes in assets and liabilities:
    Accounts receivable                                                           (265,199)            (49,351)
    Inventory                                                                       (9,241)            140,472
    Prepaid expenses and other current assets                                      (50,916)             31,313
    Accounts payable                                                               452,313             452,069
    Accrued expenses                                                               215,948            (157,314)
                                                                               -----------         -----------

        Net cash used in operating activities                                     (573,711)           (713,140)
                                                                               -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                                    (72,391)            (80,165)
                                                                               -----------         -----------

        Net cash used in investing activities                                      (72,391)            (80,165)
                                                                               -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                                  --            (350,000)
  Borrowings under secured convertible note                                        500,000                  --
  Borrowings under notes payable                                                        --             488,000
  Principal repayments of notes payable                                                 --            (887,900)
  Borrowings under convertible debenture, net                                           --           6,903,391
  Transfer from/(to) restricted cash, net                                          251,032          (5,000,000)
  Sale of stock, net of expenses                                                 2,919,083              47,850
                                                                               -----------         -----------

        Net cash provided by financing activities                                3,670,115           1,201,341
                                                                               -----------         -----------

Net increase in cash                                                             3,024,013             408,036
Cash, beginning of period                                                           50,997              76,366
                                                                               -----------         -----------
Cash, end of period                                                            $ 3,075,010         $   484,402
                                                                               ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                     $     6,990         $   124,295

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services                                        $        --         $     9,000
  Dividends accrued on preferred stock                                         $    18,975         $    27,238
  Issuance of warrants to convertible Debenture holder                         $   125,166         $        --
  Conversion of debt and related interest to common stock                      $    64,205         $        --
  Issuance of common stock for furniture, equipment & intangible assets        $ 1,950,000         $        --

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company has directed its primary strategy towards the Linux operating system segment of the market. Management believes the demand for the Linux-based products and services represent a rapidly growing business opportunity. Management believes the completion of the LinuxMall.com, Inc. (LinuxMall) merger (see note 5), the investment by Caldera Systems, Inc. (Caldera) (see note 3) and the investment by The Canopy Group, Inc. (Canopy) (see note 5) are the result of the Company's ability to create additional financing. In addition, the merger with Jones Business Systems, Inc. (JBSi) (see note 5) will create additional opportunities for financing.

         The Company has been advised by its independent public accountants that, if the Company has not successfully obtained additional financing prior to the completion of their audit of the Company's consolidated financial statements for the year ended June 30, 2001, their auditor's report on those financial statements will be modified.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ending September 30, 2000 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000.

         INVENTORY

         Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $166,055 and $151,265 at September 30, 2000 and June 30, 2000, respectively, are established against Company-owned inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         Inventory consists of the following:

                                            Sept. 30,          June 30,
                                              2000               2000
                                            --------           --------
         Components                         $567,574           $578,649
         Work-in-process                       4,940              8,008
         Finished goods                      184,272            160,888
                                            --------           --------
                                            $756,786           $747,545
                                            ========           ========

         ACCOUNTS PAYABLE

         Included in accounts payable is approximately $210,000 and $169,000 of bank overdraft at September 30, 2000 and June 30, 2000, respectively.

(2)      CONVERTIBLE DEBENTURE

         In August, 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "DEBENTURE"). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000 and is recorded as a debt discount in the accompanying financial statements. Additional issuance costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-line method, which approximates the effective interest method, as additional interest expense over the term of the loan.

         The Company received an initial infusion of $2.1 million from the Debenture, which was utilized to repay the Company's outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank as collateral for the Debenture. In February 2000, $500,000 of the cash collateral was released by the holder. In July, 2000, an additional $250,000 of cash collateral was released by the holder. In conjunction with this release of funds, the Company issued warrants to acquire 125,000 shares of common stock at $2.00 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $125,000 and is recorded as financing costs in the accompanying consolidated financial statements. The remaining net cash collateral is reflected as other restricted cash in the accompanying consolidated financial statements.

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

         The Debenture required that the related shares of the Company's common stock be registered under the Securities Act of 1933 and the regulations of the Securities and Exchange Commission (SEC) before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. As of September 30, 2000 the holder had accrued the rights to convert approximately $5.5 million of the principal of the Debenture into shares of the Company's common stock. Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture. During February through September 2000, approximately

$641,700 of the Debenture's principal and accrued interest were converted to approximately 331,000 shares of common stock and as of September 30, 2000 the remaining balance of accrued interest payable was approximately $383,000.

(3)      PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC.

         On September 15, 2000, the Company entered into a Purchase and Sale Agreement with Caldera Systems, Inc. ("CALDERA") for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company will further develop the business concept in a wholly owned subsidiary, partnerAxis. The Company issued 1,000,000 shares of its common stock to Caldera as its initial payment for the assets. The stock issued was valued at $1.95 per share, the average closing price for September 13, 2000 through September 19, 2000. Of the $1,950,000 total, $1,910,811 has been recorded as partnerAxis intangible assets and $39,189 as furniture and equipment in the accompanying consolidated financial statements. Up to 4,000,000 additional shares of common stock may be issued to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001. The exact number of additional shares to be issued is not determinable at this time.

         The Purchase and Sale Agreement with Caldera also provided for Caldera's purchase of 3,000,000 shares of common stock for $3 million. These funds are restricted for use in developing and implementing the partnerAxis business plan and are included in cash in the accompanying consolidated balance sheet.

(4)      SECURED CONVERTIBLE PROMISSORY NOTE

         In August, 2000, the Company issued a Secured Convertible Promissory Note to The Canopy Group, Inc. in the amount of $500,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of common stock at $1.00 per share at the holder's discretion. The maturity date of the note was September 22, 2000. The Company is in default under the provisions of the note and is currently finalizing an extension.

(5)      SUBSEQUENT EVENTS

         On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") by the merger of LinuxMall into a newly formed wholly-owned subsidiary of the Company. Under the terms of the final transaction, the Company issued approximately 7,240,000 shares of its common stock in exchange for cancellation of all outstanding common stock and certain preferred securities of LinuxMall. An additional approximate 2,510,000 shares will be issued in January, 2001 upon conversion of the remaining outstanding preferred securities. At the October 4, 2000 closing price of $1.281 per share, the value of all shares to be issued to acquire LinuxMall equals approximately $12,490,000. The transaction will be accounted for under the purchase method of accounting. The Company is currently in the process of determining the purchase price allocation.

         On October 19, 2000, the Debenture holder and the Company agreed to additional modifications of the Debenture. Ebiz agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2,500,000 million shares of Ebiz's common stock. The Debenture holder agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional $416,500, in two $208,250 increments provided November and December revenues equal or exceeded certain projected levels. Upon reduction of the letter of credit requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reductions of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. The Company also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the amount equal to the average of the lowest three trade prices of the Company's common stock for the 15 consecutive trading days ending on the day preceeding the date of submission of a conversion notice, for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of an existing oustanding warrant to purchase 245,000 shares to $4.00 per share. The warrant was originally exerciseable at $6.3227 per share for 125,000 shares, $7.4723 per share for 60,000 shares and $8.6219 per share for 60,000 shares.

         In connection with the modification of the Debenture, the Company issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to The Canopy Group, Inc. ("CANOPY"). In consideration for issuance of the warrants, Canopy purchased the 2,500,000 shares issued upon conversion of the Debenture from JEM Ventures EBIZ LLC.

         On November 17, 2000, the Company signed an Agreement and Plan of Merger with Jones Business Systems, Incorporated ("JBSI"). JBSi is a Houston-based national solutions integrator, builder of Linux and UNIX systems and provider of technical and professional services. Through the business combination, the Company will acquire all of the outstanding capital stock and equity interests of JBSi in a stock for stock exchange. The transaction will be accounted for under the purchase method of accounting. The closing of the merger is subject to certain conditions and provisions.

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

OVERVIEW

         Ebiz Enterprises, Inc. ("EBIZ" or "WE") is a designer and operator of Internet e-commerce Websites and a developer and distributor of computer systems, components and accessories for personal and business computing. During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the computer market, which we feel offers stronger growth and profitability opportunities than the market for low price, conventional computer systems. We de-emphasized our programs for the mass merchant and brokerage channels of distribution and we restructured our organization to implement our Linux development and marketing programs.

         In May, 2000, the Company executed a letter of intent to acquire LinuxMall.com, Inc. ("LINUXMALL") through a stock for stock exchange. LinuxMall.com is a leading Linux e-commerce site and an Internet gathering place for the Linux community. The combination with TheLinuxStore.com is expected to position Ebiz as one of the largest vendor-neutral Internet Linux shopping mall and destination sites in the world and one of the leading vendor-neutral solutions providers in the industry. On August 7, 2000, Ebiz entered into an Agreement and Plan of Merger with LinuxMall which was amended on October 3, 2000. The acquisition was completed effective October 5, 2000. Under the terms of the agreement, Ebiz acquired all of the outstanding stock and assumed outstanding convertible debentures of LinuxMall. The current Ebiz stockholders will own approximately 57% of the resulting company, on a fully diluted basis, which will retain the Ebiz Enterprises, Inc. name and will be headquartered in Scottsdale, Arizona. The agreement identified the principal officers and certain persons to be appointed to Ebiz's Board of Directors, and defined the basic steps for combining the operations of the two companies.

         In addition to its strategic benefits, we believe that the acquisition of LinuxMall will facilitate our ability to enter into future financing and partnering agreements. In September, 2000, a $3.0 million equity investment was made by Caldera Systems, Inc. to fund a new subsidiary comprised of personnel and assets also acquired from Caldera. In October, 2000, The Canopy Group, Inc., a venture capital, management and resource company, purchased 2,500,000 shares of our common stock.

         Our Web sites, LinuxMall.com and TheLinuxStore.com are significant elements of our Linux strategy. LinuxMall.com is intended to be the central branding name for all of our Web properties. TheLinuxStore.com is a vendor-neutral site for the purchase of "EVERYTHING LINUX." This site offers brand name systems, peripherals, components and software from nationally known vendors, in addition to our own brands. Popular recent additions to our offering of vendor-neutral solutions include products such as 3ware storage controllers, Cobalt Servers, Stormix firewalls and Cyclades remote access servers. TheLinuxLab.com, another of our Web properties, offers cost-effective technical expertise from over 2,800 registered Linux technicians to Linux users and independent product testing and certification for Linux-related products. This Web site provides objective reports of each product tested and also includes links to TheLinuxStore.com for clients to acquire the software and hardware they have evaluated.

         We configure and sell computer systems for a variety of applications. We have partnered with TurboLinux, a leading provider of Linux software clustering solutions, to develop the L-SERVER(TM) line of network file servers that are scalable, manageable and affordable. The DUOS(TM) line of workstations is a "DUAL" boot system, based on Corel LINUX OS and Windows 98 and comes with both the Linux and Windows versions of WordPerfect Office 2000 Suite. The DUOS(TM) systems enable business network users to continue to use Windows applications while enjoying the stability of a Linux network. The PIA(TM) and ELEMENT-L(TM) are our Linux system brands for traditional applications in homes and businesses and are also important elements in our Linux product strategy. We also sell custom built conventional Windows-based systems under our M2 SYSTEMS(TM) brand name. Our products are sold directly to end users through our Web site, TheLinuxStore.com, to corporate customers by our own sales force and to selected value-added resellers.

         During the three months ended September 30, 2000, we began a major sales force expansion and more than doubled the size of our sales force in this period. Our sales organization is focused on direct sales to corporate clients and select value-added resellers.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Sales were $2,429,807 for the quarter ended September 30, 2000 compared to $5,638,628 for the quarter ended September 30, 1999. The $3,208,821 decrease, approximately 56.9%, from the prior period, was due to the shift of our strategic focus away from brokerage sales and the high volume sales of low-priced Windows-based systems to mass merchants and price oriented distributors that represented more than 60% of sales in the first quarter of fiscal 2000. These decreases were partially offset by increased sales of higher priced servers and workstations, increased sales to business customers by our sales force and advertising revenues.

         Cost of sales for the three months ended September 30, 2000 decreased to 84.9 % of sales from 94.8% of sales from the same period in 1999. The gross profit margin increased to 15.1% of sales for the quarter ended September 30, 2000 from 5.2% of sales for the quarter ended September 30, 1999. The increase was the result of our strategic shift towards emphasizing higher margin Linux system sales, sales to business end users and advertising revenues. The gross profit for the first quarter of fiscal 2001 was $367,899, an increase of $75,876 from the first quarter of fiscal 2000.

         Selling, general and administrative expense was $1,129,450, or 46.5% of sales, for the quarter ended September 30, 2000 as compared to $1,236,978, or 21.9% of sales, for the same period in 1999. This was a decrease of $ 107,528, or 8.7%, which was primarily due to lower legal and consulting fees, lower rent and other decreased overhead expenses which were partially offset by higher sales force salary expenses.

         Interest expense increased to $386,230 in the quarter ended September 30, 2000 from $216,794 in the same period in 1999. The increase was due to a full three months of interest and amortization expenses related to the Debenture as compared to one and a half months in the first quarter ended September 30, 1999 and the expenses recorded for the warrant issued to the Debenture holder for the release of restricted cash in July, 2000. Interest and other income was $68,481 for the three months ended September 30, 2000 as compared to $21,256 for the three months ended September 30, 1999. This increase was the result of interest earned by the restricted cash related to the Debenture.

         The preceding factors resulted in a net loss attributable to common stockholders of $1,309,682 or $0.14 per diluted share, for the three months ended September 30, 2000 as compared to a net loss attributable to common stockholders of $1,240,289, or $0.17 per diluted share, for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had cash and cash equivalents of $3,075,010 which was a $3,024,013 increase from the total of $50,997 at June 30, 2000. This increase was primarily due to the cash received for the restricted purpose of implementing and developing the partnerAxis subsidiary in September, 2000.

         Our net cash used in operating activities was $573,711 for the three months ended September 30, 2000 as compared to $713,140 used in the three months ending September 30, 1999. In the three months ended September 30, 2000, the cash generated by financing activities was used to increase our sales force and to maintain the levels of development expenses required to implement our strategic programs.

         The net cash used in investing activities was $72,391. In the three months ending September 30, 2000, these activities included the acquisition and configuration of additional equipment for our Websites, our internal data networks and sales force workstations. The acquisition of the partnerAxis assets was completed through the issuance of shares of Ebiz common stock and had no effect on cash flow during the first three months ended September 30, 2000.

         During the three months ended September 30, 2000, the net cash provided by financing activities was $3,670,115. We received $3.0 million from Caldera Systems which is restricted for use in implementing and developing our subsidiary, partnerAxis. Borrowings under additional notes payable were $500,000 which represents the proceeds of the Secured Convertible Promissory Note placed with The Canopy Group, Inc. in August, 2000. Restricted cash of $251,032 was released by the Debenture holder in July, 2000.

         We believe that the acquisition of LinuxMall will create additional financing opportunities for Ebiz. The developments discussed in Note 5 to the financial statements are specific examples of these opportunities. However, we will require additional funding to support the operational and working capital requirements of our strategic plan. There can be no certainty of our ability to meet our ultimate capital needs.

DEBENTURE AND WARRANT

         On August 25, 1999 we issued the Debenture and Warrant for a total of $7.1 million. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000 less $500,000 released during February, 2000 and $250,000 in July, 2000. In connection with the release of the $250,000 in July, 2000, we issued an additional warrant to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of September 30, 2000, the warrant had not been exercised. The required amount of the restricted cash decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Additional conversions of principal and accrued interest have been made and as of September 30, 2000, $641,709 of principal and accrued interest had been converted to 331,028 shares of common stock.

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

         The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share. The exercise prices were modified in October, 2000 to $4.00 per share. The Warrant is exercisable at any time prior to August 22, 2004. As of September 30, 2000 none of the Warrants have been exercised.

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

         Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB for the fiscal year ended June 30, 2000, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

         Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including the Form 10-KSB referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Ebiz is involved in various legal proceedings and has certain outstanding claims as described in our Form 10-KSB for the year ended June 30, 2000. No material developments have occurred in these proceedings. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 12, 2000, JEM Ventures EBIZ, LLC ("JEM VENTURES") agreed to reduce the collateral requirement under Debenture by $250,000 and a like amount of cash was made available to Ebiz. In exchange for this reduction, Ebiz agreed to reduce the conversion price of $264,086.95 principal of the Debenture to the lesser of (a) $1.00 or (b) the average of the lowest three trade prices of Ebiz's stock for the 15 consecutive days ending on the trading day prior to submission of a conversion notice (the "MARKET PRICE"). Additionally, Ebiz agreed to issue JEM Ventures warrants to purchase 125,000 shares of Ebiz's common stock at $2.00 per share. The warrants expire three years from the date of the advance. The modification of the Debenture and issuance of the warrants were in reliance on the exemption from registration as provided by Section 4(2) of the Securities Act.

         On August 21, 2000, we issued a Secured Convertible Promissory Note to Canopy in the amount of $500,000 in exchange for $500,000 cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of our common stock at $1.00 per share. The Secured Convertible Promissory Note was issued in reliance on the exemptions from registration under Sections 4(2) and 4(6) of the Securities Act.

         On September 19, 2000, we issued a total of 4,000,000 shares to Caldera Systems, Inc. Of these shares, 3,000,000 were issued for $3,000,000 cash and 1,000,000 for the acquisition of all of the intellectual property and certain other specified assets related to Caldera's proprietary marketing and distribution concept known as the Electronic Linux Marketplace. The assets have been contributed to a wholly-owned subsidiary and will be operated under the name partnerAxis. The 1,000,000 shares issued for the assets were valued at $1,950,000. Up to an additional 4,000,000 shares may be issued to Caldera based on the earnings performance of partnerAxis during the period from December 15, 2000 to December 15, 2001. The shares were issued in reliance on the exemption from registration of such shares as provided by Sections 4(2) and 4(6) of the Securities Act.

ITEM 5.  OTHER INFORMATION

         On October 5, 2000, we completed the acquisition of LinuxMall by merger of LinuxMall into a newly formed wholly owned subsidiary of Ebiz. Under the terms of the final transaction, Ebiz issued approximately 7,240,000 shares of its common stock in exchange for cancellation of all outstanding common stock and certain preferred securities of LinuxMall. An additional approximate 2,510,000 shares will be issued in January, 2001 upon conversion of the remaining outstanding preferred securities. At the October 4, 2000 closing price of $1.281 per share, the value of all shares to be issued to acquire LinuxMall equals approximately $12,490,000. The transaction will be accounted for under the purchase method of accounting.

         On October 19, 2000 JEM Ventures and Ebiz agreed to additional modifications of the Debenture. Ebiz agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2,500,000 million shares of Ebiz's common stock. JEM Ventures agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional $416,500, in two $208,250 increments provided November and December revenues equal or exceeded certain projected levels. Upon reduction of the letter of credit requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reduction of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. Ebiz also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the Market Price for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of an existing oustanding warrant to purchase 245,000 shares to $4.00 per share. The warrant was originally exerciseable at $6.3227 for 125,000 shares, at $7.4723 for 60,000 shares and at $8.6219 for 60,000 shares.

         In connection with the above described modification of the Debenture, Ebiz issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to The Canopy Group. In consideration for issuance of the warrants, Canopy agreed to purchase the 2,500,000 shares issued upon conversion of the Debenture directly from JEM Ventures.

         On November 17, 2000, we entered into an Agreement and Plan of Merger with Jones Business Systems, Incorporated ("JBSi"). JBSi is a Houston-based national solutions integrator, builder of Linux and UNIX systems and provider of technical and professional services. Under the terms of the agreement, we will acquire all of the outstanding capital stock and equity interests of JBSi in a stock for stock exchange. The transaction will be accounted for under the purchase method of accounting. The closing of the acquisition is subject to certain conditions and provisions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

         10.20 Secured Convertible Promissory Note, dated August 21, 2000, issued by Ebiz to The Canopy Group, Inc. ("CANOPY")

         10.21    Security Agreement, dated August 21, 2000, between Ebiz and
                  Canopy

         10.22 Stock and Warrant Purchase Agreement, dated October 19, 2000 between Ebiz, Canopy and JEM

         10.23 Warrant Agreement dated October 20, 2000 issued by Ebiz to Canopy for 850,000 shares

         10.24 Warrant Agreement dated October 20, 2000 issued by Ebiz to Canopy for 500,000 shares

         10.25 Investors Rights Agreement dated October 20, 2000 between Ebiz and Canopy

         10.26 Letter Agreement re: Debenture dated October 20, 2000 between Ebiz and JEM

         27.1     Financial Data Schedule

       (b) REPORTS ON FORM 8-K

              One Form 8-K was filed by Ebiz during the three month period ended September 30, 2000. This Form 8-K reported the acquisition of the ELM assets from Caldera.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                            EBIZ ENTERPRISES, INC.


Dated: November 20, 2000                    By: /s/ Ray Goshorn
                                                --------------------------------
                                                Ray Goshorn
                                                Chief Financial Officer