Form 10QSB
period 2000-12-31
EBIZ ENTERPRISES INC
filed 2001-02-20
CIK 1094944

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 2000

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

     The number of shares of the issuer's common equity outstanding as of January 31, 2001 was 33,352,167 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                             EBIZ ENTERPRISES, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Item 1. Financial Statements................................................  3

     Consolidated Balance Sheets
       December 31, 2000 (unaudited) and June 30, 2000......................  3

     Consolidated Statements of Operations
       For the Three and Six Months Ended December 31, 2000 (unaudited)
       and 1999 (unaudited).................................................  4

     Consolidated Statements of Cash Flows
       For the Six Months Ended December 31, 2000 (unaudited)
       and 1999 (unaudited).................................................  5

     Notes to the Financial Statements......................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 12

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings................................................... 18

Item 2. Changes in Securities............................................... 18

Item 6. Exhibits and Reports on Form 8-K.................................... 19

SIGNATURES...................................................................20

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                                               DECEMBER 31,        JUNE 30,
                                                                                  2000               2000
                                                                              ------------       ------------
                                                                               (Unaudited)
                                     ASSETS
Current Assets:
 Cash                                                                         $    287,059       $     50,997
 Restricted cash (Note 3)                                                        1,782,381                 --
 Accounts receivable, net of allowance for doubtful accounts of $325,039
  and $75,988 at December 31, 2000 and June 30, 2000, respectively               1,127,914            585,846
 Inventory, net                                                                  1,532,301            747,545
 Prepaid expenses and other current assets                                          31,988             28,158
                                                                              ------------       ------------
        Total current assets                                                     4,761,915          1,412,546

Furniture and Equipment, net                                                     1,661,531            532,896
Deferred Loan Fees, net                                                             91,761            131,079
Restricted cash (Note 2)                                                         2,100,528          4,504,164
partnerAxis Intangible Assets, net                                               3,034,670                 --
Goodwill, net                                                                   19,813,194            629,162
                                                                              ------------       ------------
        Total assets                                                          $ 31,463,327       $  7,209,847
                                                                              ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                                             $  4,390,238       $  1,880,822
 Accrued expenses                                                                3,036,615          1,367,135
 Line of credit                                                                    230,000            250,000
 Secured convertible note                                                        1,000,000                 --
 Notes payable                                                                     320,524             71,928
                                                                              ------------       ------------
        Total current liabilities                                                8,977,377          3,569,885
                                                                              ------------       ------------

Convertible Debenture, net                                                       6,461,407          6,140,209
                                                                              ------------       ------------

        Total liabilities                                                       15,438,784          9,710,094
                                                                              ------------       ------------
Commitments and Contingencies
Redeemable common stock:  240,000 shares outstanding                             1,200,000          1,200,000
                                                                              ------------       ------------
Stockholders' Equity (Deficit):
 Convertible preferred stock; $.001 par value; 5,000,000
  shares authorized; 7,590 shares issued and outstanding at
  December 31, 2000  and June 30, 2000, liquidation $100 value per share           366,737            366,737
 Common stock; $.001 par value; 70,000,000 shares authorized;
  21,571,366 and 8,497,566 shares issued and outstanding at
  December 31, 2000 and June 30, 2000, respectively                                 21,571              8,498
 Additional paid-in capital                                                     30,769,279          6,015,132
 Accumulated deficit                                                           (16,388,463)       (10,090,614)
                                                                              ------------       ------------
        Total stockholders' equity (deficit)                                    14,824,543         (3,700,247)
                                                                              ------------       ------------

Total liabilities and stockholders' equity (deficit)                          $ 31,463,327       $  7,209,847
                                                                              ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                 -------------------------------    -------------------------------
                                                     2000               1999            2000                1999
                                                 ------------       ------------    ------------       ------------
                                                            (unaudited)                      (unaudited)
NET REVENUES                                     $  3,159,651       $  2,264,949    $  5,589,458       $  7,903,577
COST OF SALES                                       2,521,636          2,112,100       4,583,544          7,458,705

RESTRUCTURING EXPENSE -INVENTORY                           --            125,430              --            125,430
                                                 ------------       ------------    ------------       ------------
                    GROSS PROFIT                      638,015             27,419       1,005,914            319,442

SELLING, GENERAL & ADMINISTRATIVE EXPENSES          2,385,294          1,475,431       3,514,744          2,712,409
DEPRECIATION AND AMORTIZATION                       1,599,059             51,087       1,768,202             91,715

PROVISIONS FOR DOUBTFUL ACCOUNTS                       55,779            156,497         117,493            188,427

RESTRUCTURING EXPENSE                                      --             26,500              --             26,500
                                                 ------------       ------------    ------------       ------------
                    LOSS FROM OPERATIONS           (3,402,117)        (1,682,096)     (4,394,525)        (2,699,609)
                                                 ------------       ------------    ------------       ------------
OTHER INCOME (EXPENSE):
         INTEREST EXPENSE                          (1,453,259)          (282,862)     (2,003,649)          (499,656)
         INTEREST & OTHER INCOME                       69,843             63,927         138,274             85,183
                                                 ------------       ------------    ------------       ------------
                    TOTAL OTHER                    (1,383,416)          (218,935)     (1,865,375)          (414,473)
                                                 ------------       ------------    ------------       ------------

NET LOSS                                           (4,785,533)        (1,901,031)     (6,259,900)        (3,114,082)

DIVIDENDS ON PREFERRED STOCK                           18,975             27,238          37,950             54,476
                                                 ------------       ------------    ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (4,804,508)      $ (1,928,269)   $ (6,297,850)      $ (3,168,558)
                                                 ============       ============    ============       ============
LOSS PER COMMON SHARE:
BASIC AND DILUTED                                $      (0.22)      $      (0.26)   $      (0.41)      $      (0.43)
                                                 ============       ============    ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED                                  21,640,150          7,370,500      15,368,505          7,341,703
                                                 ============       ============    ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                               2000                1999
                                                                           -----------         -----------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $(6,259,900)        $(3,114,082)
 Adjustments to reconcile net loss to net cash
  used in operating activities-
  Depreciation and amortization                                              1,768,202              91,715
  Stock exchanged for services                                                  54,923              54,000
  Warrants issued to convertible Debenture holder                            1,075,623             199,185
  Amortization of discount and loan fees                                       529,578             132,376
  Changes in assets and liabilities:
   Accounts receivable                                                        (353,104)            907,709
   Inventory                                                                  (280,003)            773,396
   Prepaid expenses and other current assets                                   (55,511)            (20,454)
   Accounts payable                                                            290,252              46,779
   Accrued expenses                                                            102,187            (233,583)
                                                                           -----------         -----------
         Net cash used in operating activities                              (3,127,753)         (1,162,959)
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
(net of effect of business acquisitions):
 Cash from Business acquisition                                                128,355                  --
 Purchase of furniture, fixtures and equipment                                (865,795)            (51,868)
                                                                           -----------         -----------
         Net cash used in investing activities                                (737,440)            (51,868)
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit, net                                          (20,000)           (225,000)
 Borrowings under secured convertible note                                     500,000                  --
 Borrowings under notes payable                                                     --             488,000
 Principal repayments of notes payable                                              --            (973,356)
 Borrowings under convertible debenture, net                                        --           6,903,391
 Transfer from/(to) restricted cash non-current, net                         2,403,636          (5,000,000)
 Transfer from/(to) restricted cash, net                                    (1,782,381)                 --
 Sale of stock, net of expenses                                              3,000,000             (10,646)
                                                                           -----------         -----------
         Net cash provided by financing activities                           4,101,255           1,182,389
                                                                           -----------         -----------

Net increase in cash                                                           236,062              43,928
Cash, beginning of period                                                       50,997              76,366
                                                                           -----------         -----------
Cash, end of period                                                        $   287,059         $    43,928
                                                                           ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                                  $     6,990         $    95,504

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
 Issuance of common stock for services                                     $        --         $   179,651
 Dividends accrued on preferred stock                                      $    37,950         $        --
 Issuance of warrants to convertible Debenture holder                      $    125,166        $        --
 Conversion of debt and related interest to common stock                   $     64,205        $        --
 Issuance of common stock for furniture, equipment & intangible assets     $  3,400,000        $        --

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS FOR
           THE THREE AND SIX MONTHS ENDING DECEMBER 31, 2000 AND 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements for Ebiz Enterprise, Inc. (the "COMPANY") have been prepared in accordance with generally accepted accounting principles for interim financial information and, except as noted below, the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The accompanying financial statements have not been reviewed by independent auditors because the Company currently does not have an independent auditor of record. Upon engagement of independent auditors, the Company anticipates that such auditors will review these financial statements and that an amended Form 10-QSB will be filed. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ending December 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000.

     The Company has been advised by its prior independent public accountants that, if the Company has not successfully obtained additional financing prior to the completion of the audit of the Company's consolidated financial statements for the year ended June 30, 2001, the auditor's report on those financial statements will be qualified.

     The Company has directed its primary strategy to manufacturing and distributing computer servers utilizing the Linux operating system for the business environment. Management believes the demand for the Linux-based products and services represents a rapidly growing business opportunity and that the completion of the acquisition of the LinuxMall.com, Inc. ("LINUXMALL") (Footnote 5), the acquisition of Jones Business Systems, Inc. ("JBSI") (Footnote
6) and the investment by The Canopy Group, Inc. ("CANOPY") (Footnote 2) are the result of the Company's ability to demonstrate continued financial viability as well as to secure additional financing. In addition, the acquisition of JBSI has created supplemental financing sources and eliminated duplicative and redundant costs. The Company has been successful in acquiring additional capital commitments from Canopy. In addition to pursuing additional equity financing, the Company continues to undertake additional cost control measures in its operations.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $325,329 and $75,988 at December 31, 2000 and June 30, 2000, respectively, are established against Company-owned inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

     Inventory consists of the following:

                                           Dec. 30,           June 30,
                                             2000               2000
                                          ----------         ----------

         Components                       $  830,001         $  578,649
         Work-in-process                       5,574              8,008
         Finished goods                      696,726            160,888
                                          ----------         ----------

                                          $1,532,301         $  747,545
                                          ==========         ==========

     ACCOUNTS PAYABLE

     Included in accounts payable is approximately $333,000 and $169,000 of bank overdrafts at December 31, 2000 and June 30, 2000, respectively.

     STRATEGIC ALLIANCE

     The Company entered into an "EXCLUSIVE MARKETING ALLIANCE" agreement with UserFriendly on September 20, 2000. The agreement with UserFriendly is for a term of twelve months. Under the agreement, UserFriendly provides advertising services on its Web site and a direct link to the Company's Web site, TheLinuxStore.com, where customers make all purchase transactions. Under the terms of the agreement, the Company is to pay UserFriendly a fixed monthly advertising fee and a percentage of the gross margin recorded for sales to customers coming through the direct connection between the Web sites. These payments will be recorded as advertising and commission expenses, respectively. The Company has recently initiated discussions with UserFriendly regarding restructuring the compensation arrangement under the exclusive marketing alliance.

(2) CONVERTIBLE DEBENTURE

     In August 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "DEBENTURE") with JEM Ventures EBIZ, LLC ("JEM VENTURES"). In conjunction with the Debenture, the Company issued JEM Ventures warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. The warrants were originally exercisable for the purchase of shares of common stock as follows: 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share.
The fair value of these warrants, as calculated using the Black-Scholes pricing model, was estimated to be approximately $796,000, using the following weighted average assumptions: stock price of $7.625, risk free interest rate of 5.63%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as a debt discount in the accompanying financial statements. Additional issuance costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-line method, which approximates the effective interest method, as additional interest expense over the term of the loan.

     The Company received an initial infusion of $2.1 million as a result of issuance of the Debenture, which was utilized to repay outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million ("Restricted Cash") was deposited with a bank to collateralize a letter of credit issued as security for the Debenture.

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

     The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of the Company's common stock is less than $7.4953 at any time during the five trading days preceding a due date, the Company has the right to redeem for cash the monthly conversion amount of the Debenture at premiums ranging from 105% to 108%.

     The Debenture required that the related shares of the Company's common stock be registered under the Securities Act of 1933 and the regulations of the Securities and Exchange Commission ("SEC") so that registered shares would be available in the event the Debenture holder made conversions. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. As of December 31, 2000 the holder had accrued the rights to convert approximately $4.5 million of the principal of the Debenture into shares of the Company's common stock. Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,300 of interest converted into 4,799 shares of common stock during March through June of 2000. The fair value of the Company's common stock ranged from $6.13 to $1.75 on the dates of the interest conversions during the period from February to June of 2000. During February through June of 2000, approximately $429,000 of principal was converted to 222,683 shares. No conversions were made during July and August of 2000. During September 2000, approximately $60,900 of principal and $3,293 of interest was converted into 63,564 and 3,436 shares of common stock, respectively. The fair value of the Company's common stock ranged from $1.06 to $2.13 on the dates of the interest conversion in September 2000. As of December 31, 2000 the remaining balance of accrued interest payable was approximately $383,000.

     In February 2000, $500,000 of the Restricted Cash was released and the Debenture was amended to reduce the conversion price on accrued principal of $2,761,108 and interest of $140,203 to equal the lesser of (a) $3.84 or (b) the average of the three lowest closing bid prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In March 2000, the Debenture was amended to change the formula on the variable conversion price from the three lowest closing bid prices to the three lowest trading prices in the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder.

     In July 2000, an additional $250,000 of Restricted Cash was released and the Debenture was amended to reduce the conversion price of $264,087 of principal to the lesser of (a) $1.00 or (b) the average of the three lowest trade prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. An approximate $23,000 beneficial conversion feature charge has been recorded to interest expense. In conjunction with this release of funds, the Company issued warrants to JEM Ventures to acquire 125,000 shares of common stock at $2.00 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $125,000, using the following weighted average assumptions: stock price of $1.56, exercise price of $2.00, risk free rate of 6.48%, expected life of 5 years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as financing costs in the accompanying consolidated financial statements.

     On October 19, 2000, JEM Ventures and the Company agreed to additional modifications of the Debenture. The Company agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2,500,000 million shares of the Company's common stock. The Debenture holder agreed to reduce the collateral requirements under the Debenture in the same amount resulting in an immediate release of $2,083,500 of Restricted Cash, with additional reductions if certain criteria were satisfied. As of December 31, 2000, the criteria were not satisfied and no additional collateral reductions were required. Upon reduction of the Restricted Cash requirements, the outstanding Debenture balance/letter of credit requirement ratio was reset and all further reductions of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. The Company agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the amount equal to the average of the lowest three trade prices of the Company's common stock for the 15 consecutive trading days ending on the day preceeding the date of submission of a conversion notice, for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of the warrants to purchase 245,000 shares issued in August 1999 to $4.00 per share. The fair value of this warrant repricing, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $55,000, using the following weighted average assumptions: stock price of $0.88, risk free interest rate of 6.48%, expected life of 3.5 years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as a debt discount in the accompanying financial statements. The remaining Restricted Cash is reflected as other restricted cash in the accompanying consolidated financial statements.

     In connection with the October 19 modification of the Debenture, the Company issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to Canopy. In consideration for issuance of the warrants, Canopy purchased the 2,500,000 shares issued upon conversion of the Debenture from JEM Ventures. The fair value of these warrants, as calculated by the Black-Scholes pricing model, was estimated to be approximately $740,000, using the following weighted average assumptions: stock price of $0.84, risk free interest rate of 6.48%, expected life of 5 years, a volatility factor of 80% and a dividend yield of 0%.

(3) PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC.

     On September 15, 2000, the Company entered into a Purchase and Sale Agreement ("P&S AGREEMENT") with Caldera Systems, Inc. ("CALDERA") for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company will further develop the business concept in a wholly owned subsidiary, partnerAxis, Inc. ("PARTNERAXIS"). The Company issued 4,000,000 shares of its common stock to Caldera as its initial payment for the assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Of the $6.4 million total, $3,360,811 has been recorded as partnerAxis intangible assets, $3 million as restricted cash and $39,189 as furniture and equipment in the accompanying consolidated financial statements. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of 2 to 3 years. Up to 4,000,000 additional shares of common stock were issuable to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001.

     The P&S Agreement with Caldera also provided for $3 million of cash to the Company, which was received for 3 of the 4 million shares issued in the transaction. These funds are restricted for use in developing and implementing the partnerAxis business plan and are included in restricted cash in the accompanying consolidated balance sheet.

     The Company has reached an agreement in principle with Caldera as reflected in a term sheet signed January 2, 2001 regarding modification of the P&S Agreement entered into on September 15, 2000. As part of the P&S Agreement, $3 million in proceeds from the sale to Caldera of 3 million shares of common stock of the Company were to be used in developing the business plan of partnerAxis. Caldera and the Company have agreed to modify the P&S Agreement with regard to the balance of the $3 million proceeds, which now total $2.1 million. Per the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million must be deposited with the escrow agent no later than June 30, 2001 (the "ESCROW FUNDS"). Prior to this date, the Company may use those funds for purposes other than developing the business plan of partnerAxis, and the Company has, in fact, used $1.1 million of the Escrow Funds for other purposes. Should the Company fail to deposit the $1.1 million with the escrow agent by June 30, 2001, the Company is required to issue to Caldera a warrant to purchase 1 million shares of common stock of the Company at the price per share equal to the lesser of 50% of fair market value per share on the exercise date or $1.00 per share and on terms and conditions as set forth in the warrant. Additional terms include payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. Final documents for the modification should be completed and executed in the near future.

(4) SECURED CONVERTIBLE PROMISSORY NOTE

     On August 22, 2000, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $500,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of common stock at $1.00 per share at the holder's discretion. The maturity date of the note was September 22, 2000. The fair market value of the Company's stock was $1.26. An approximate $130,000 beneficial conversion feature charge has been recorded as interest expense.

     The note was amended December 31, 2000 and combined with a $500,000 Secured Convertible Promissory Note dated July 10, 2000 from LinuxMall to Canopy plus all accrued interest (the "AMENDED NOTE"). The Amended Note was issued for a total principal amount of $1,041,781 and is due June 30, 2001. If the Amended
Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or $0.75 per share. In addition, warrants to purchase 1,230,769 shares of the Company's common stock at $0.375 per share were issued to Canopy.

(5) ACQUISITION OF LINUXMALL.COM , INC.

     On October 5, 2000, the Company completed the acquisition of LinuxMall by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million for the acquisition comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options for 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. In addition, $5.7 million in net liabilities of LinuxMall are included for the total consideration of $20.4 million. Approximately 2.5 million additional shares were issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. All amendments to the agreement were not significant, except for a change in the conversion ratio on October 3, 2000, which reduced the ratio from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new change in the measurement date for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB
16. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation is as follows:

                                                          Period of
                                                         Amortization
                                      Amount               in Years
                                      ------               --------
      Assembled workforce             330,000                  3
      Technology                    1,310,000                  3
      Customer List                   770,000                  2
      Trademarks                    4,210,000                  5
      Goodwill                     13,779,152                  5
                                  -----------
                                   20,399,152

(6) SUBSEQUENT EVENTS

     On January 4, 2001, the Company completed the acquisition JBSI by the merger of JBSI into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $8.7 million for the acquisition comprised of 8.3 million shares of the Company's common stock valued at $6.1 million and options for 3.7 million shares of the Company's common stock valued at $2.6 million. The fair value of all shares to be issued to acquire JBSI equals approximately $6.1 million or $0.7312 per share. Any amendments to the Plan of Merger, dated November 17, 2000 are not significant, and this measurement date was used for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of 2 to 3 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such difference include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

     Effective January 17, 2001, our independent auditors resigned. A Form 8-K and Form 8-K/A reporting this resignation were filed with the Securities and Exchange Commission ("SEC") on January 22, and January 26, 2001 respectively. Because of the timing of this resignation, we have been unable to replace the independent auditors, but anticipate that we will do so in the near term. As a result, the financial statements included in this Form 10-QSB have not been reviewed by an independent auditor firm, as required under applicable SEC rules. We anticipate that the new independent auditors we engage will review these financial statements and that an amended Form 10-QSB will be filed with the reviewed financial statements. We have been advised by the SEC that until an amended Form 10-QSB is filed with financial information that has been reviewed by independent auditors, that the SEC does not consider us to have current public information available for purposes of Rule 144(c). Accordingly, Rule 144, other than Rule 144(k), may not be relied upon for sales of our common stock by persons holding any such shares considered to be "Restricted Securities" under Rule 144.

OVERVIEW

     Ebiz Enterprises, Inc. is a computer solutions integrator supplying server-based hardware and software solutions to computer resellers and high-end corporate users on a nationwide basis. We are headquartered in Scottsdale, Arizona with our primary production facilities located in Stafford, Texas. We also own and operate a number of Web sites designed to supply and support the Linux and Unix technical communities. These sites include Linuxmall.com, TheLinuxStore.com, JBSI.com and Ebizmart.com.

     During the fiscal quarter ended December 31, 2000, we completed our acquisition of LinuxMall.com, Inc. ("LINUXMALL"). We acquired all of the outstanding stock and assumed outstanding convertible debentures of LinuxMall. As a result, we acquired the LinuxMall.com Web site, a leading Linux e-commerce site and an Internet gathering place for the Linux community. The combination of this Web site with TheLinuxStore.com is expected to position Ebiz as one of the largest vendor-neutral Linux shopping mall and destination sites on the Internet.

     Management's  focus in the  fiscal  quarter  ended  December  31,  2000 was
consolidation  of  LinuxMall  operations  to  Scottsdale,   securing  additional
operating capital and improving our direct sales team.

     On October 6, 2000 Dave Shaw and Ray Goshorn assumed the positions of Chief Executive Officer and Chief Financial Officer, respectively. By November 1, 2000 all fulfillment functions of LinuxMall had been successfully transferred to the Scottsdale warehouse. All customer service functions, sales and marketing responsibilities for the Web site, as well as the wholesale division of LinuxMall had also been transferred.

     In October of 2000, we secured an additional $2,083,500 in capital as a result of conversion of a portion of our outstanding Debentures and a negotiated sale of the shares issued upon such conversion. Additionally, in December 2000, we restructured the terms of an outstanding $1,000,000 obligation to terms that management believes to be more favorable.

     Our sales team has progressed by the hiring of additional personnel and the implementation of a training program designed to migrate our sales efforts from low-margin, desktop PC's to higher margin Linux-based servers directed to the corporate environment. As a result, both our sales and margins improved in the three months ended December 31, 2000.

     While e-commerce represents only a small percentage of our revenue, our Web sites, LinuxMall.com and TheLinuxStore.com, are significant elements of our overall Linux strategy. LinuxMall.com is intended to be the central branding name for all of our Web properties. TheLinuxStore.com is a vendor-neutral site for the purchase of "EVERYTHING LINUX." This site offers brand name systems, peripherals, components and software from nationally known vendors, in addition to our own brands. Popular recent additions to our offering of vendor-neutral solutions include products such as 3ware storage controllers, Cobalt Servers, Stormix firewalls and Cyclades remote access servers.

     Our primary sales focus continues to migrate to the configuring and selling of server-based computer solutions for a variety of business applications. Our research and development group has been working on several new products that focus on the "SPECIALIZED SERVER" marketplace. We anticipate these products will be introduced in the fiscal quarter ending March 31, 2001.

     Additionally, on November 17, 2000, we signed a definitive agreement to purchase Jones Business Systems, Inc. ("JBSI") and completed this transaction on January 4, 2001. Under the terms of the agreement, we acquired all of the outstanding stock of JBSI. JBSI is a computer integrator primarily focused in the UNIX marketplace. JBSI brings approximately $40 million in annual revenue to our operations. More importantly, management believes that one of the greatest sources of new Linux users will come from the UNIX environment. We believe that direct and first access to this user base provides us with a substantial advantage over our competition. Also significant is JBSI's state-of-the-art manufacturing facility in Stafford, Texas. As of February 5, 2001, we relocated all of our production facilities and inventory to this facility.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Sales for the three months ended December 31, 2000 were $3,159,651 compared to $2,264,949 in the three months ended December 31, 1999. The $894,702 increase, approximately 39.5% compared to the prior period, was due to higher sales of Linux servers and related components and the volume added by the LinuxMall acquisition which represented approximately two-thirds of the increase.

     Cost of sales for the three months ended December 31, 2000 decreased to 79.8% of sales down from 98.8% of sales for the same period in 1999 which resulted in a corresponding gross profit margin increase to 20.2% from 1.2% for these periods. The increase was the result of our continued emphasis on higher margin Linux systems and components, advertising revenues and the addition of higher margin sales through the LinuxMall.com Web site. The gross profit for the fiscal quarter ended December 31, 2000 was $638,015, an increase of $610,596 from the fiscal quarter ended December 31, 1999.

     Selling, general and administrative expense was $2,385,294, or 75.5% of sales, for the three months ended December 31, 2000 as compared to $1,475,431, or 65.1% of sales, for the same period in 1999. The increase of $909,863, or 61.7%, was primarily due to salaries and related expenses for sales and information technology personnel, the business formation and development programs of our partnerAxis, Inc. subsidiary and higher marketing and advertising expenses.

     Depreciation and amortization expense increased to $1,599,059 in the three months ended December 31, 2000 from $51,087 in the same period in 1999. The increase was due to the amortization of the partnerAxis intangible assets and the amortization of the goodwill recorded as the result of acquisitions.

     Interest expense for the three months ended December 31, 2000 was $1,453,259 as compared to $282,862 for the three months ended December 31, 1999. The increase of $1,170,427 was principally due to the costs recorded for the additional warrants issued in connection with financing activities and the $1.0 million increase in convertible short term debt. Interest and other income was $69,843 for the three months ended December 31, 2000 as compared to $63,927 for the same period in 1999. The increase was due to the interest earned by the partnerAxis restricted cash.

     The preceding factors resulted in a net loss attributable to common stockholders of $4,804,508 or $0.22 per diluted share for the three months ended December 31, 2000 as compared to a net loss attributable to common stockholders of $1,928,269, or $0.26 per diluted share, for the three months ended December 31, 1999.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Sales were $5,589,458 for the six months ended December 31, 2000 compared to $7,903,577 for the six months ended December 31, 1999. The decrease of $2,314,119, approximately 29.3%, was due to our shift in strategic focus away from brokerage sales and the sales of low-priced, Windows-based systems that represented about half of sales in the six months ended December 31, 1999. These decreases we partially offset by increased sales of Linux servers, server components, advertising revenues and the volume added by the LinuxMall acquisition.

     Cost of sales for the six months ended December 31, 2000 decreased to 82.0% of sales from 96.0% of sales for the same period in 1999, resulting in a corresponding gross profit margin increase to 18.0% from 4.0% of sales for these same periods. This improvement was the direct result of our strategic shift towards Linux products and systems and the addition of higher margin sales by the LinuxMall acquisition. The gross profit for the six months ended December 31, 2000 was $1,005,914, an increase of $686,472 from the six months ended December 31, 1999.

     Selling, general and administrative expense was $3,514,744, or 62.9% of sales, for the six months ended December 31, 2000 as compared to $2,712,409, or 34.3% of sales, for the same period in the prior year. The increase of $802,335, or 29.6%, was primarily due to higher sales and technical personnel costs and the development costs of partnerAxis, Inc.

     Depreciation and amortization expense for the six months ended December 31, 2000 was $1,768,202, an increase of $1,676,487 from the $91,715 recorded for the six months ended December 31, 1999. This increase was primarily due to the amortization of the partnerAxis intangible assets acquired in September 2000 and the amortization of the goodwill recorded for acquisitions.

     Interest expense was $2,003,649 for the six months ended December 31, 2000 as compared to $499,656 for the six months ended December 31, 1999. The increase of $1,503,993 was primarily due to the debt discount and the costs recorded for the warrants issued in connection with capital financings, and debt assumed with the acquisition of LinuxMall. Interest and other income for the six months ended December 31, 2000 was $138,274, an increase of $53,091 from the same period in 1999 due to the interest earned on the restricted cash accounts.

     The preceding factors resulted in a net loss attributable to common stockholders of $6,297,850, or $0.41 per diluted share, for the six months ended December 31, 2000 as compared to a net loss attributable to common stockholders of $3,168,558, or $0.46 per diluted share, for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2000 cash and cash equivalents were $287,059, an increase of $236,062 from the total of $50,997 at June 30, 2000. Our net cash used in operating activities for the six months ended December 31, 2000 was $3,127,753 as compared to $1,162,959 used in the six months ended December 31, 2000. During the first six months of fiscal 2001, cash generated by financing activities was used to increase the size of our sales and information technology organizations and to implement the start-up programs of the partnerAxis business plan.

     The net cash used in investing activities during the first half of fiscal 2001 was $737,440. During the six months ended December 31, 2000, our most significant activity in this area was the acquisition and development of the software for the partnerAxis Web site. The acquisition of the partnerAxis intangible assets during the first quarter of fiscal 2001 was completed through the issuance of shares of our common stock and, therefore, had no effect on cash flow.

     During the six months ended December 31, 2000, the net cash provided by financing activities was $4,101,255. We received $3.0 million from the sale of stock to Caldera Systems, Inc. in September 2000. These funds are restricted for use in developing partnerAxis, Inc. and $1,217,619 was utilized in the three months ended December 31, 2000. Borrowings were $500,000, $251,032 was released from restricted cash by the Debenture holder in July, 2000 and an additional $2,152,604 was released in October, 2000.

DEBENTURE AND WARRANT

     On August 25, 1999 we issued the Debenture and Warrant for a total of $7.1 million. The Debenture is due February 24, 2002. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is generally prohibited from converting any amount of the Debenture that would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the current amount of approximately $2,100,000. The required amount of the restricted cash initially decreased by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Additional conversions of principal and accrued interest have been made and as of December 31, 2000, $2,725,209 of principal and accrued interest had been converted to 2,831,028 shares of common stock.

     On February 8, 2000, we agreed to modify the terms of conversion of the Debenture in consideration of a release of $500,000 of the restricted cash collateral. The per share conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was amended to equal the lesser of (a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000.

     On March 31, 2000 we agreed to an additional modification to the conversion price formula by changing the reset price determinant to the average of the three lowest trading prices from the three lowest closing bid prices occurring in the 15-day period prior to conversion. This modification was granted in consideration for waiver of certain rights under the Debenture. All other aspects of the formula remained unchanged.

     In connection with a release of $250,000 of restricted cash collateral in July 2000, we issued an additional warrant to the holder to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of December 31, 2000, the warrant had not been exercised. We also agreed to reduce the conversion price of $264,097 of principal to the lesser of (a) $1.00 or (b) the average of the three lowest daily prices of our common stock for the 15 trading days prior to conversion.

     On October 19, 2000, we agreed to additional modifications of the Debenture. The holder agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2,500,000 shares of our common stock. The holder agreed to reduce the cash collateral requirements of the Debenture by $2,083,500. We also agreed to convert the per share conversion ratio for an additional $416,500 principal amount of the Debenture to the lesser of (a) $1.00 or (b) the average of the lowest trading prices occurring on any three of the 15 day period prior to a conversion.

     The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at
$6.3227 per share. The exercise prices were modified on October19, 2000 to $4.00 per share in connection with the transaction described above. The Warrant is exercisable at any time prior to August 22, 2004. As of December 31, 2000 none of the Warrants have been exercised.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings and have certain outstanding claims as described in our Form 10-KSB for the year ended June 30, 2000. Certain outstanding vendor claims have been settled. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 5, 2000, we completed the acquisition of LinuxMall by the merger of LinuxMall into a newly formed wholly owned subsidiary. Under the terms of the final transaction, we agreed to issue 7.4 million shares of its common stock valued at $9.6 million, options to purchase 0.9 million shares of its common stock valued at $0.9 million, and warrants to purchase 4.6 million shares of its common stock valued at $4.1 million. An additional approximate 2.5 million shares will be issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On October 19, 2000 JEM Ventures EBIZ, LLC ("JEM VENTURES") and Ebiz agreed to additional modifications of the Debenture. Ebiz agreed to convert $2.1 million principal amount of the Debenture in exchange for 2.5 million shares of Ebiz's common stock. JEM Ventures agreed to reduce the collateral requirements under the Debenture by a total of $2.1 million. Upon reduction of the letter of credit requirements, the outstanding Debenture balance/letter of credit requirement ratio is reset and all reductions of Debenture principal will reduce the letter of credit requirement by the amount of the revised ratio. Ebiz also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the average of the three lowest prices of our common stock occuringin the 15 day period prior to conversion for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of existing oustanding warrants to purchase 245,000 shares to $4.00 per share. The warrants were originally exerciseable at $6.3227 for 125,000 shares, at $7.4723 for 60,000 shares and at $8.6219 for 60,000 shares.

     In connection with the above described modification of the Debenture, Ebiz issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to The Canopy Group. In consideration for issuance of the warrants, Canopy agreed to purchase the 2,500,000 shares issued upon conversion of the Debenture directly from JEM Ventures. The warrants were issued in reliance on the exemption from registrations provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

          During the three month period ended December 31, 2000, Ebiz filed a Form 8-K on October 3, 2000, a Form 8-K on October 20, 2000, a Form 8-K/A on December 19, 2000 and a Form 8-K/A on December 20, 2000.

          The Form 8-K filed on October 3, 2000 disclosed information related to the acquisition by Ebiz from Caldera Systems, Inc. of intellectual property and other assets related to the marketing and distribution concept known as Electronic Linux Marketplace. Ebiz is operating these assets in a separate wholly owned subsidiary, partnerAxis, Inc. This Form 8-K also disclosed the acquisition by Caldera of 3,000,000 shares of Ebiz common stock.

          The Form 8-K filed on October 20, 2000, the Form 8-K/A filed on December 19, 2000 and the Form 8-K/A filed on December 20, 2000 all disclosed information related to the acquisition of LinuxMall.com, Inc. by Ebiz.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                     EBIZ ENTERPRISES, INC.



Dated February 20, 2001              By /s/ Ray Goshorn
                                       --------------------------------
                                       Ray Goshorn
                                       Chief Financial Officer