Form 10KSB/A
period 2000-06-30
EBIZ ENTERPRISES INC
filed 2001-03-19
CIK 1094944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

     [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

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

     Documents incorporated by reference: NONE

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

EXPLANATORY NOTE

     This Amendment No. 1 is being filed to amend Ebiz's Form 10-KSB for fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on October 13, 2000 for the purpose of reporting Ebiz's restated financial statements for the period ended June 30, 2000. Unless otherwise indicated, all information set forth in this Amendment No. 1 is as of the original filing date or such earlier date as specified.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We may also make forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), press releases or otherwise. We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Wherever possible, we have identified the forward-looking statements by words such as "anticipates," "believes," "contemplates," "estimates," "expects," "intends," "plans," "projects," "forecasts" and similar expressions.

     Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events, plans and expectations. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions could prove inaccurate. Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "DESCRIPTION OF BUSINESS -- Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as elsewhere in this report and in the exhibits incorporated by reference.

     The inclusion of forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Ebiz Enterprises, Inc. is a developer and provider of Linux-based solutions, computer systems, software and accessories for the business computer market. We have developed and operate Linux-centric Web sites that provide vendor neutral marketing and sales channels for providers of Linux products and services, information and technical support. We also manufacture and market proprietary Linux-based systems. Our products are sold directly to end users through our Web sites and to corporate customers and Value Added Resellers
(VARs) through our own sales force. Since July 2000 we have increased our corporate sales force from nine to 32 and intend to emphasize this form of direct sales efforts in the future.

     During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the market which we believe has much stronger growth opportunities than the low price, high volume, conventional Windows-based computing systems market. We de-emphasized our programs for the mass merchant and brokerage channels of distribution. At the same time we began to restructure our organization to facilitate the implementation of our expanding Linux marketing, Web site development and product development programs. In March 2000, we acquired InfoMagic, Inc., primarily an open source software distribution company. More recently we have acquired a division from Caldera Systems, Inc. which we will operate under the name partnerAxis, Inc. and have completed our acquisition of LinuxMall.com, Inc.

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

     While we believe we have the capability to succeed with our business plan, we are still an early stage company with limited operating history. Our prior years of operations have resulted in losses. Our auditors have qualified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern. As a growing, early stage company, our ability to raise capital as well as increase our sales revenue will be critical to our ability to continue as a going concern. We are also concentrating the focus of our business on utilization of the Linux operating system and away from some of our past e-commerce strategies. We are limiting our operations with respect to systems not utilizing the Linux operating system to legacy customers. As a result, our gross revenues have decreased from the prior fiscal year. We anticipate our revenue reduction to be short-term and, due to focusing on Linux based products, that our gross margins will increase and our operating expenses stabilize. See the sections captioned "DESCRIPTION OF BUSINESS -- Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of capital constraints and other risks of our business.

     Ebiz is a Nevada corporation incorporated in June, 1998. Our predecessor, Genras, Inc., was incorporated in Arizona in May 1995. On June 1, 1998, Vinculum Incorporated, a then non-operating company with an estimated 700 shareholders, acquired all the operating assets and liabilities of Genras for 5,000,000 shares of Vinculum common stock. Prior to the acquisition, Genras had no relationship with Vinculum. Vinculum was incorporated in Colorado in May, 1984 as VDG Capital Corporation and changed its name to Vinculum Incorporated in December, 1994. Immediately following the acquisition of the Genras assets, the former Genras stockholders held approximately 87% of the outstanding shares of Vinculum's common stock. For financial accounting purposes, the acquisition was treated as a recapitalization with Genras as the acquirer. Ebiz was originally incorporated as a wholly owned subsidiary of Vinculum. Ebiz was originally incorporated with the name Vinculum Incorporated, changed its name to CPU MicroMart, Inc. in June 1998 and later changed it name to Ebiz Enterprises, Inc. in May 1999. In August 1998 Vinculum merged into Ebiz solely to change its domicile to Nevada. All information in this Form 10-KSB/A for the periods prior to June, 1998 reflects the operations of Ebiz's predecessor, Genras.

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

BUSINESS OBJECTIVES AND STRATEGIES

     Our objective is to deliver Linux solutions directly to the end user while focusing on the corporate business marketplace. We intend to achieve this objective by utilizing three primary delivery channels in which we believe we will have strong presence and positioning, especially after our acquisition of LinuxMall. These channels are:

     - Direct Sales. Our largest source of revenue and growth is expected to be through our own internal direct sales force. The sales force sells fully integrated Linux solutions to the corporate business environment -- both directly and indirectly through Value Added Resellers (VARs).

     - Wholesale distribution to retail outlets. Through the direct sales effort in our FKA Division (formerly known as Frank Kasper and Associates) we deliver packaged Linux products to retail stores. FKA was the first software distributor specializing in Linux-based products and has achieved significant market share.

     - E-commerce. Our flagship Web sites are TheLinuxStore.com and LinuxMall.com. These sites provide marketing and distribution opportunities for providers of Linux products and services and advertisers to Linux users. These sites also serve the Linux user, providing a broad selection of products and merchandise, as well as technical support and community information. These Web sites are intended to be the home of the largest selection anywhere of Linux-compatible technical products and related items, including servers, desktop and notebook computer systems, communications and networking products, hardware, components, peripherals and software applications, games and utilities, and apparel and specialty merchandise.

     Our strategic objectives are to:

     - Maintain our comprehensive Web sites that combine product marketing with Linux community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

     - Utilize our Linux product development expertise to create unique product lines for bundling into delivered solutions;

     - Generate revenue through product sales as well as through technical support, service and training opportunities, customer services, Internet advertising, marketing and Web links;

     - Expand sales, marketing, production and distribution of our branded product lines; and

     - Establish Ebiz as an active member of the Linux community known to aggressively support the open source development initiative.

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

     Our e-commerce Web sites offer targeted audiences relevant content, services and a quality Linux and open source buying experience, which is a significant element of our business plan. We believe the key elements to implement our plan include:

     - Providing a meaningful virtual community destination on the Internet with our Web sites. By providing the broadest spectrum of Linux solutions to serve the needs of the Linux and business community. We believe we will provide common interest Internet destination points which will be a source for news and information as well as providing an opportunity for product purchases.

     - Offering value-added services. These services include e-mail forwarding, message boards, job and resume postings, home page redirects and other services. By providing services with value to the Linux community, we believe we will develop goodwill and enhance both our Web traffic and visibility. By capturing customer information in our database in the course of providing these services, we are able to manage and track customer trends and preferences, which we believe will enhance our ability to respond quickly to consumer preferences.

     - Ensuring a secure and convenient on-line buying experience. Our e-commerce sites feature secure buying facilities that are open 24 hours a day, seven days a week. Our Web sites may be reached from the customer's home or office and feature extensive browsing and search capabilities.

     - Supplying an extensive selection of high quality products. We intend for our customers to have a large selection of nationally known, as well as our own branded Linux solutions backed with warranty and support services.

     - Delivering excellent customer service. We intend to provide the highest level of customer service from ordering to shipping, and offer pre- and post-sales support via the telephone, e-mail and online. We also offer online order tracking capabilities.

     - Developing customer loyalty. We are focused on developing and promoting customer loyalty, building repeat purchase relationships with our customers and maximizing the number of return visits to our Web sites by our customers.

     - Building brand leadership positioning. We are implementing integrated online and offline marketing strategies to enhance our brand recognition within the vertical markets we target, which include advertising, direct online marketing, trade shows and public relations activities.

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

PRODUCTS AND SERVICES

     In addition to our ability to integrate unique Linux solutions from other suppliers for delivery to the corporate business environment, we have developed our own line of branded products and services. These include:

     - L-Server(TM) L-Server(TM) are a high-end Linux server specifically designed for the corporate business world. The L-Server(TM) line provide scalability, ease of use and low cost of ownership. Its primary popularity with MIS directors stems from its reputation for its ease of customization to the individual needs of each corporate user.

     - DuOs(TM) The first dual boot workstation designed for the corporate workspace, DuOS(TM) is ready to use out of the box. Pre-installed with Corel Linux and Microsoft Windows 98, each time the system powers up DuOS(TM) allows the user to decide which operating environment to use. Corel WordPerfect Office 2000 is also pre-installed. DuOS(TM) allows users to exchange files easily between both operating systems and their respective applications.

     - PIA(TM) In December, 1999, we launched the PIA(TM) (Personal Internet Appliance), which targets consumers and institutions such as schools and libraries seeking a full-service Internet access device. The PIA(TM) has also been reconfigured for business users to serve as a thin client, firewall and Web surfing appliance. The PIA(TM) is a highly stylized fully-configured desktop computer that utilizes the Linux operating system. The PIA(TM) is designed to enable users to surf the Web quickly, easily and affordably, exchange e-mail, play games, chat online and perform basic computing functions, such as word processing and spreadsheets. Because of the flexibility of the Linux operating system, the software pre-loaded on the PIA(TM) provides compatibility with Microsoft Word, Excel and PowerPoint documents. The retail price for the basic product is under $300, placing the device well within the reach of most consumers and institutions. The PIA(TM) product line extensions include additional configurations, upgrades and peripherals and can be configured to dual-boot and also utilize the Windows operating system.

     - The Linux Lab(TM) Services offered by the Linux Lab(TM) represent the bridge between the open source developer community and the corporate business world. Linux Lab(TM) offers assistance to developers to deliver their products to the market. Examples of these services include packaging advice, technical review and targeted market distribution.

     - InfoMagic InfoMagic was founded at the inception of the first launch of the Linux operating system as an open-source software developer. InfoMagic offers a variety of branded open-source software applications and has developed a customer base in excess of 100,000 Linux community users. Our InfoMagic line currently includes numerous Linux-based software programs, including Linux toolbox, Linux Sampler, Linux Developers Resource and Toolbox for Linux.

     - Penguin Power(TM) Penguin Power(TM) products are the specialty items that have captured the spirit of the Linux revolution. Adopted by the community as the symbol of Linux, Penguin Power(TM) products are some of the most successful and high-margin items in our product line. From simple stuffed penguins to branded, high-tech, error-free CD distributions of Linux, Penguin Power(TM) products are intended to promote our image as one of the highest profile Linux companies in the industry.

MARKETING

     We have a complete in-house direct sales department. This department generates outbound and receives incoming customer calls, referrals and inquiries generated by our various marketing activities and Web sites. We also accept sales orders directly via a secure shopping cart located on each of our Web sites.

     Our marketing and promotion strategy is intended to:

     - Develop unique Linux/Open Source software solutions.

     - Build brand recognition and become a market leader with our sites.

     - Generate significant market awareness for our products, our sites and our company through integrated marketing programs.

     - Effectively position and promote our products and our sites to their target audiences to increase consumer traffic to our sites, add new customers, stimulate demand and generate revenue.

     - Develop e-commerce and Internet service revenue from technical support, service and training, advertising fees, affiliate programs and content providers.

     - Leverage our strategic partnerships with vendors, industry experts and distribution partners to effectively merchandise, market and promote our initiatives.

     - Establish a comprehensive database and build strong customer loyalty to maximize repeat purchases.

     - Establish evaluation and accountability processes to manage our sites and measure the results of marketing programs and sales support activities.

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

FACTORS AFFECTING FUTURE PERFORMANCE

     We are an early stage company with limited operating history making it difficult to evaluate our future prospects. We have just recently entered the Linux computer manufacturing industry and have limited results of operations from this segment of our business. We have even more recently focused on development of Linux servers, desktops and appliances, each utilizing the Linux operating system. We are devoting considerable resources to the development of these lines and our family of sites marketed under the name LinuxMall.com. See "OUR BUSINESS -- Our Web Sites."

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

     We will encounter numerous risks and difficulties encountered by early stage companies in the rapidly developing Linux markets as well as risks associated with the manufacturing and distributing of computer systems and services. We may not be successful in addressing these risks and there can be no assurance that our business strategies will be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Liquidity and Capital Resources -- Fiscal 2000 Liquidity" for additional discussion of the possible effect of our strategies on future operations.

     We have a history of losses and anticipate future losses. For the fiscal years ended June 30, 1999 and 2000, we sustained net losses attributable to common shareholders of approximately $1,954,000 and $9,201,000, respectively. Future losses are likely to occur. Our independent auditors have noted that these, among other factors raise substantial doubt about our ability to continue as a going concern. We have yet to generate and maintain sufficient profitability to sustain or grow operations without additional external funding. No assurances can be given that we will be successful in continuing to grow our revenues or reaching or maintaining profitable operations.

     Our success is dependent upon our ability to raise additional capital and there are no assurances we will find additional capital resources. Since inception we have funded operations with debt and equity capital. Our ability to operate profitably under our current business plan is largely contingent upon success in obtaining additional sources of debt and equity capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Under the terms of the Debenture and related agreements, we are able to access limited capital upon conversions of the Debenture into common stock. However, the timing of the access to or amount of this capital is not assured because the Debenture is convertible solely at the discretion of its holder. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" for more information concerning the Debenture. Without additional capital we may not be able to fully implement our business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

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

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the level of demand for our products;

     - the level of demand for conventional and e-commerce marketing;

     - the introduction of new products or services by us or our competitors;

     - our ability to attract and retain personnel with the necessary strategic, technical and creative skills required for effective operations;

     - the amount and timing of expenditures by customers;

     - customer budgetary cycles;

     - the amount and timing of capital expenditures and other costs relating to the expansion of operations;

     - our success in finding and acquiring suitable acquisition candidates;

     - pricing changes in the industry;

     - technical difficulties with respect to the use of the Internet;

     - economic conditions specific to Internet technology usage;

     - government regulation and legal developments regarding the use of the Internet; and

     - general economic conditions.

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

     If our intellectual property protection is inadequate, competitors may gain access to our technology and proprietary property which could undermine our competitive position. We deal in technically complex products and multi-layered supply and distribution sources. We have limited proprietary property, and are relying heavily on copyright, trademark, trade secret, nondisclosure and confidentiality measures to protect these limited rights. See "OUR
BUSINESS -- Intellectual Property" for a discussion of our intellectual property rights. Such protections may not preclude competitors from developing similar technologies or services competitive with ours. While we do not believe that any of our intellectual property infringes on proprietary rights of third parties, no assurance can be given that infringement claims may not be asserted. Litigation resulting from assertion of our rights or from defense of a third party claim could be expensive and adversely affect our operations even if we were ultimately successful. There is also no assurance that we will have sufficient resources to sustain or defend protracted legal actions to protect our proprietary rights.

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

     The conversion price of the Debenture is not fixed and could result in excessive dilution. The conversion price of our outstanding Debenture is at variable rates depending upon the market price of our stock and capped at fixed amounts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources." This conversion feature could allow the Debenture to be converted at times when our stock prices are relatively low, could cause our stock prices to further decline due to the dilutive nature of the conversions and could generally result in excessive dilution to our current stockholders. The terms of the Debenture provide us with the ability to redeem for cash under certain circumstances in lieu of converting the Debenture. While we may exercise the redemption for cash feature as deemed appropriate to prevent what we consider to be excessive dilution, there is no assurance that we will have sufficient cash reserves to redeem the Debenture at any given time of conversion or at all. We currently do not have any sources of cash reserves sufficient to redeem the amount of the Debenture that is presently convertible into our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

     Miscellaneous claims, including vendor collection suits, a claim from a former service provider and certain trademark infringements are outstanding. Additionally, LinuxMall and a former LinuxMall officer are in litigation involving that officer's employment contract. Management believes that all such matters are routine litigation incidental to its business and within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to our operations.

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

FISCAL 1999                                                     HIGH       LOW
-----------                                                   --------   -------
First Quarter ended September 30, 1998......................  $ 2.1250   $0.7500
Second Quarter ended December 31, 1998......................   11.6250    0.5000
Third Quarter ended March 31, 1999..........................   10.5000    4.5000
Fourth Quarter ended June 30, 1999..........................    9.9375    3.3125

FISCAL 2000                                                     HIGH       LOW
-----------                                                   --------   -------
First Quarter ended September 30, 1999......................  $ 9.5000   $3.4375
Second Quarter ended December 31, 1999......................    7.0310    2.1250
Third Quarter ended March 31, 2000..........................    9.3750    3.0310
Fourth Quarter ended June 30, 2000..........................    3.5000    1.6875

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

SALES OF UNREGISTERED SECURITIES

     On March 31, 2000, we issued 2,500,000 shares of common stock to Mr. Shi-En Shiau for a total purchase price of $5,000,000. The purchase price was paid $500,000 in cash and $4,500,000 by delivery of a promissory note. A total of $400,000 of additional cash was received on the promissory note. The remaining balance on the note was not timely paid and under the terms of the agreement, as amended, the 2,500,000 shares were canceled. We have agreed to deliver 584,415 shares in consideration for the cash payments received.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In the third quarter of fiscal 2000, we substantially upgraded our principal Web site, TheLinuxStore.com, and introduced TheLinuxLab.com, a new technical resource site for the Linux community, and LinuxWired.net, the first "pure Linux" Internet Service Provider. In tandem, we developed and introduced two new Linux product lines: the L-Server(TM) line of scalable network file servers, and the duOS(TM) line of dual boot workstations that features Corel Linux OS and Windows 98 to enable users to continue use of their favorite Windows applications while enjoying the stability of a Linux network. In March, 2000, we acquired InfoMagic, Inc., an established open source software distribution company with its primary emphasis on Linux software.

     During the fourth quarter of fiscal 2000, we continued the implementation of our expanded set of Linux programs and enhanced our "vendor neutral" product offering with the addition of solution oriented products such as storage controllers, remote access servers, routers and firewalls. In May and June 2000, we completed our first two distributions of new InfoMagic software releases.

     To continue the execution of our strategies, including the development of our products and Web sites, we completed the placement of a $7.1 million convertible debt facility (the "Debenture") in August, 1999. We received an initial infusion of $2.1 million from the Debenture which was utilized to repay outstanding debt and provide working capital. The remaining $5.0 million was deposited to secure a letter of credit to serve as collateral for the Debenture. The Debenture holder has the option to convert the Debenture's principal and accrued interest to shares of our common stock. As these conversions occur, the required collateral balance is reduced and cash securing the letter of credit is released and available for our operations.

     In May, 2000, Ebiz executed a letter of intent to acquire LinuxMall.com, Inc ("LinuxMall") through a stock exchange. LinuxMall's principal Web site, LinuxMall.com, is a leading Linux e-commerce site and has been serving the Linux community since 1993 with news, information and a broad offering of Linux products. The two companies held extensive integration planning sessions and in August, 2000, Ebiz and LinuxMall signed an Agreement and Plan of Merger ("Acquisition Agreement"). Under the terms of the Acquisition Agreement, the current Ebiz equity holders would own approximately 56%, on a fully diluted basis, of the combined company which will retain the Ebiz name. The strategies of the resulting company are to focus on combining the e-commerce and Linux community presence of LinuxMall with the product and distribution expertise of Ebiz. The acquisition was effective October 5, 2000.

QUARTERLY OPERATING RESULTS (AS RESTATED)

     The following is a summary of quarterly operating results for our 2000 and 1999 fiscal years.

                                     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                         1999            1999          2000          2000
                                     -------------   ------------   -----------   -----------
Sales..............................   $ 5,638,628    $ 2,264,949    $ 2,223,655   $ 1,773,435
Gross Profit.......................       292,023         27,419        242,497       251,660
Gross Profit % of sales............           5.2%           1.2%          10.9%         14.2%
Selling, General & Administrative
  Expense..........................     1,236,978      1,475,431      1,512,701     3,087,149
Loss from Operations...............    (1,017,513)    (1,682,096)    (1,335,382)   (3,029,243)
Net Loss...........................    (1,468,139)    (2,542,197)    (1,844,707)   (3,242,143)
Loss per Share, Basic & Diluted....   $     (0.20)   $     (0.35)   $     (0.24)  $     (0.41)

                                     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                         1998            1998          1999          1999
                                     -------------   ------------   -----------   -----------
Sales..............................   $ 4,586,753    $ 2,375,289    $ 4,062,451   $ 4,265,709
Gross Profit.......................        11,033        259,255        311,728       349,414
Gross Profit % of sales............           0.2%          10.9%           7.7%          8.2%
Selling, General & Administrative
  Expense..........................       410,188        478,746        536,242     1,000,720
Loss from Operations...............      (415,304)      (251,459)      (244,387)     (738,319)
Net Loss...........................      (463,371)      (291,409)      (248,069)     (874,275)
Loss per Share, Basic & Diluted....   $     (0.07)   $     (0.05)   $     (0.03)  $     (0.13)

RESULTS OF OPERATIONS

     Year Ended June 30, 2000 (As Restated) Compared to Year Ended June 30, 1999. Net revenue was $11,900,667 for the year ended June 30, 2000 compared to $15,290,202 for the year ended June 30, 1999. The decrease of $3,389,535, or 22.2%, was due to our strategic decision in the second quarter of fiscal 2000 to concentrate on the Linux segment of the market and to de-emphasize activities in the brokerage sales channel and to phase out sales of low priced, conventional computer systems to mass merchants. As a result of this decision, our sales to these two channels of distribution decreased to approximately 27% of total sales in fiscal 2000 from approximately 63% of our total sales in fiscal 1999. Conversely, our sales through our sales force to all other channels of distribution grew by over 50% in fiscal 2000 as the direct result of the implementation of our refined strategies. In fiscal 2000, Ebiz's sales were approximately 27% computer systems, 72% components and accessories and 1% advertising compared to 55% computer systems, 45% components and accessories and 0% advertising in fiscal 1999.

     Our cost of sales was $11,087,068, including a second quarter charge of $125,430 for the write-off of inventory related to our exit from the brokerage sales channel, for the year ended June 30, 2000 as compared to $14,358,772 for the year ended June 30, 1999. The decrease of $3,271,704, or 22.8%, was the result of lower sales volume and the change in strategic emphasis towards higher margin products and sales channels. Gross profit margins increased to 6.8% in fiscal 2000 from 6.1% for the prior year. Excluding the restructuring charge mentioned above, the fiscal 2000 gross profit margin was 7.9%. During the third and fourth quarters of the year ended June 30, 2000, the gross profit margin was 10.9% and 14.2%, respectively, as compared to 7.7% and 8.2% in the third and fourth quarters of the year ended June 30, 1999 and to 5.2% and 1.2% in the first and second quarters of fiscal 2000, respectively. This improvement in our gross profit margins is due to our redirected focus on products and services for the Linux market, sales to businesses through value-added resellers and our internal sales force, the development of advertising revenues and the sales generated by the acquisition of the InfoMagic product line of software.

     Selling, general and administrative expenses were $7,312,259, or 61.4% of sales, for fiscal 2000 as compared to $2,425,895, or 15.9% of sales, for the prior year. The increase of $4,886,364 was principally due to higher expenses for advertising and marketing, consulting and legal expenses for strategy development, the expansion of our Linux engineering, sales and marketing organizations and the introduction of our new Web sites, TheLinuxLab.com and LinuxWired.net. Our advertising and marketing expense increased by approximately $2,377,000 due to expanded print advertising, substantially increased trade show participation and the CNET advertising program. A non-recurring, non-cash expense of $199,185 that was recorded for warrants issued for consulting services during the second quarter of fiscal 2000 was also a component of the increase. Depreciation and amortization expense for the year ended June 30, 2000 was $265,000 as compared to $68,483 for the year ended June 30, 1999. The $196,517 increase was due to higher levels of investment in equipment for administrative functions and Web site operation and the amortization of the goodwill recorded for the InfoMagic acquisition. Provision for doubtful accounts was $274,074 for fiscal 2000, $187,554 higher than fiscal 1999. This increase was primarily due to collection disputes with customers who represented the majority of our low-end system business that was de-emphasized in the second quarter of fiscal 2000 as we concentrated our strategic focus on the Linux market.

     Interest expense was $2,268,386 for the twelve months ended June 30, 2000 as compared to $119,291 in the same period in 1999. The increase was due to the beneficial conversion feature non-cash interest and the amortization of debt issuance costs related to the Debenture issued in August 1999 (see Financing Activities below for further discussion). Interest and other income was $235,434 for fiscal year 2000 compared to $2,538 in fiscal 1999. This increase was the result of interest earned by the restricted cash related to the Debenture and the third quarter sale of marketable securities acquired in 1998.

     The preceding operational factors resulted in a net loss attributable to common stockholders of $9,201,275 or $1.20 per diluted share, for the fiscal year ended June 30, 2000 as compared to a net loss of $1,954,181 or $0.29 per diluted share, for the fiscal year ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, we had cash of $50,997 which was a $25,369 decrease from the total of $76,366 at June 30, 1999. This decrease was primarily due to the net loss we incurred which utilized the cash realized from the placement of the convertible Debenture in August, 1999 and the private placement of common stock.

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

     On August 25, 1999 we issued the Debenture and Warrant for a total of $7,100,000. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of

947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of
(a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000 less $500,000 released during February, 2000. The required amount of the letter of credit decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. We recorded a beneficial conversion feature of approximately $1.1 million related to the Debenture as non-cash additional interest expense. The recorded value of beneficial conversion feature was on the difference between the closing trade price and the conversion price on date of issuance. The beneficial conversion feature was recorded on the portion of the debenture that was convertible, net of the proceeds allocated to the Warrant.

     On February 8, 2000, Ebiz and the holder of the Debenture agreed to modify the terms of conversion of the Debenture. The conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of
(a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000. As modified, the principal of the Debenture was convertible into a minimum of 1,297,921 shares.

     The Debenture holder agreed to immediately convert all accrued interest of $140,203 into 36,511 shares of our common stock and to reduce our cash collateral requirements by $500,000 until a total of $710,026 in principal of the Debenture is converted. The accrued interested was converted to common stock on February 8, 2000. During February and March, 2000, an additional $462 of accrued interest and $103,838 in principal were converted into 28,001 shares of common stock.

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

     Fiscal 2001 Liquidity. We anticipate that the sales volume corrections that we have experienced as the result of our change in strategic focus will be completed early in fiscal 2001 and that we will begin to realize stable, and more predictable sales growth. We expect that our acquisition of LinuxMall will add to our growth and profitability and that the resulting company will require additional resources for operating expenses and working capital. Without additional capital we may not be able to fully implement our business or operational and development plans We expect to finance these requirements through cash made available as the Debenture is converted and from other capital raising activities. We believe that the merger will greatly facilitate our ability to raise additional capital. For example, in September 2000, a $3.0 million investment was made by Caldera Systems, Inc. to fund a new Ebiz subsidiary. We intend to take all additional actions necessary to manage our liquidity requirements. However, there is no assurance that we will be successful due to our dependence upon the timely conversion of the Debenture (which is at the holder's discretion) and our need for additional sources of capital. There is also no assurance that any additional financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital can not be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

     As a result of the above factors, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   22
Balance Sheets at June 30, 2000 and 1999....................   23
Statements of Operations for the Years Ended June 30, 2000
  and 1999..................................................   24
Statements of Stockholders' Equity (Deficit) for the Years
  Ended June 30, 2000 and 1999..............................   25
Statements of Cash Flows for the Years Ended June 30, 2000
  and 1999..................................................   26
Notes to Financial Statements June 30, 2000 and 1999........   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EBIZ Enterprises, Inc.:

     We have audited the accompanying balance sheets of EBIZ Enterprises, Inc., a Nevada corporation, (the "Company") as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, (2000 Restated -- see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had negative cash flows from operations in 2000 and 1999, has an accumulated deficit, and does not have sufficient capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
October 5, 2000 (except with respect
to the matter discussed in Note 2 -- Restatement, as to which the date is March 16, 2001)

                             EBIZ ENTERPRISES, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                  2000          1999
                                                              ------------   -----------
                                                               (RESTATED)
                                         ASSETS

Current Assets:
  Cash......................................................  $     50,997   $    76,366
  Accounts receivable, net of allowance for doubtful
     accounts of $75,988 and $40,000 in 2000 and 1999,
     respectively...........................................       585,846     1,669,816
     Inventory, net.........................................       747,545     1,568,148
     Prepaid expenses and other current assets..............        28,158       128,184
                                                              ------------   -----------
          Total current assets..............................     1,412,546     3,442,514
Property and Equipment, net.................................       532,896       474,778
Deferred Loan Fees, net.....................................       131,079            --
Restricted Cash.............................................     4,504,164            --
Goodwill....................................................       629,162            --
                                                              ------------   -----------
                                                              $  7,209,847   $ 3,917,292
                                                              ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable..........................................  $  1,880,822   $ 1,423,178
  Accrued expenses..........................................     1,367,135       468,549
  Line of credit............................................       250,000       350,000
  Notes payable.............................................        71,928       610,000
                                                              ------------   -----------
          Total current liabilities.........................     3,569,885     2,851,727
Convertible Debenture, net of discount......................     6,084,688            --
                                                              ------------   -----------
          Total liabilities.................................     9,654,573     2,851,727
                                                              ------------   -----------
Commitments and Contingencies
Redeemable Common Stock.....................................     1,200,000            --
                                                              ------------   -----------
Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value; 5,000,000
     shares authorized; 7,590 and 10,895 shares issued and
     outstanding at June 30, 2000 and 1999, respectively;
     liquidation value $100 per share.......................       366,737       868,599
  Common stock; $.001 par value; 70,000,000 shares
     authorized; 8,497,566 and 7,261,715 shares issued and
     outstanding at June 30, 2000 and 1999, respectively....         8,498         7,262
  Additional paid-in capital................................     7,307,442     2,315,832
  Accumulated deficit.......................................   (11,327,403)   (2,126,128)
                                                              ------------   -----------
          Total stockholders' equity (deficit)..............    (3,644,726)    1,065,565
                                                              ------------   -----------
                                                              $  7,209,847   $ 3,917,292
                                                              ============   ===========

      The accompanying notes are an integral part of these balance sheets.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                                              (RESTATED)
Net Revenue.................................................  $11,900,667   $15,290,202
Cost of Sales...............................................   10,961,638    14,358,772
Restructuring Charge -- Inventory...........................      125,430            --
                                                              -----------   -----------
     Gross profit...........................................      813,599       931,430
Selling, General and Administrative Expense.................    7,312,259     2,425,895
Depreciation and Amortization...............................      265,000        68,483
Provision for Doubtful Accounts.............................      274,074        86,520
Restructuring Charge........................................       26,500            --
                                                              -----------   -----------
Loss from Operations........................................   (7,064,234)   (1,649,468)
Other Income (Expense):
  Interest Expense..........................................   (2,268,386)     (119,291)
  Interest & Other Income...................................      235,434         2,538
  Other.....................................................           --      (110,903)
                                                              -----------   -----------
Net Loss....................................................   (9,097,186)   (1,877,124)
Dividends on Preferred Stock................................     (104,089)      (77,057)
                                                              -----------   -----------
Net Loss Attributable to Common Stockholders................  $(9,201,275)  $(1,954,181)
                                                              ===========   ===========
Net Loss per Common Share, Basic and Diluted................  $     (1.20)  $     (0.29)
                                                              ===========   ===========
Weighted Average Common Shares, Basic and Diluted...........    7,685,232     6,821,083
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                    ADDITIONAL COMMON
                                PREFERRED STOCK           STOCK                          TOTAL
                               ------------------   ------------------    PAID-IN     ACCUMULATED     STOCKHOLDERS'
                               SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      EQUITY (DEFICIT)
                               ------   ---------   ---------   ------   ----------   ------------   ----------------
Balance, June 30, 1998.......      --   $      --   6,256,450   $6,256   $  858,712   $   (171,947)    $   693,021
  Sale of common stock, net
    of offering costs of
    $80,000..................      --          --     455,781     457       900,845             --         901,302
  Sale of preferred stock,
    net of offering costs of
    $220,901.................  10,895     868,599          --      --            --             --         868,599
  Common stock issued for
    services and inventory...      --          --     158,528     158       218,593             --         218,751
  Common stock issued for
    warrants exercised.......      --          --     390,956     391       293,057             --         293,448
  Deemed dividend on
    preferred stock for
    beneficial conversion
    feature..................      --          --          --      --        44,625        (44,625)             --
  Accrued dividends on
    preferred stock..........      --          --          --      --            --        (32,432)        (32,432)
  Net loss...................      --          --          --      --            --     (1,877,124)     (1,877,124)
                               ------   ---------   ---------   ------   ----------   ------------     -----------
Balance, June 30, 1999.......  10,895     868,599   7,261,715   7,262     2,315,832     (2,126,128)      1,065,565
  Exercise of stock
    options..................      --          --     101,500     102       101,398             --         101,500
  Warrants issued for
    consulting services......      --          --          --      --       199,185             --         199,185
  Warrants issued to
    debenture holder.........      --          --          --      --       796,219             --         796,219
  Stock issued for
    services.................      --          --      30,822      30        98,969             --          98,999
  Stock issuance costs.......      --    (171,362)         --      --        (3,370)            --        (174,732)
  Accrued dividends on
    preferred stock..........      --          --          --      --            --       (104,089)       (104,089)
  Preferred stock
    conversion...............  (3,305)   (330,500)     55,086      55       330,445             --              --
  Beneficial conversion
    feature of convertible
    debentures...............      --          --          --      --     1,292,310             --       1,292,310
  Conversion of debt and
    interest.................      --          --     264,028     265       577,238             --         577,503
  Stock issued for business
    acquisition..............      --          --     200,000     200       699,800             --         700,000
  Private placement of common
    stock....................      --          --     584,415     584       899,416             --         900,000
  Net loss...................      --          --          --      --            --     (9,097,186)     (9,097,186)
                               ------   ---------   ---------   ------   ----------   ------------     -----------
Balance, June 30, 2000
  (Restated).................   7,590   $ 366,737   8,497,566   $8,498   $7,307,442   $(11,327,403)    $(3,644,726)
                               ======   =========   =========   ======   ==========   ============     ===========

   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
                                                              (RESTATED)
Cash Flows from Operating Activities:
  Net loss..................................................  $(9,097,186)  $(1,877,124)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................      265,000        68,483
     Stock exchanged for services and interest..............    1,349,000        80,599
     Warrants issued for consulting services................      199,185            --
     Interest cost on beneficial conversion feature.........    1,224,094            --
     Amortization of discounts and loan fees................      343,635            --
     Changes in assets and liabilities, net of effect of
      business acquired:
       Accounts receivable..................................    1,083,970    (1,396,987)
       Due from officers....................................           --         3,432
       Inventory............................................      834,244    (1,122,551)
       Prepaid expenses and other current assets............      100,026       (32,919)
       Accounts payable.....................................      457,644       898,054
       Accrued expenses.....................................      794,495       436,117
                                                              -----------   -----------
          Net cash used in operating activities.............   (2,445,893)   (2,942,896)
                                                              -----------   -----------
Cash Flows from Investing Activities:
  Purchase of furniture and equipment.......................     (265,921)     (472,738)
                                                              -----------   -----------
Cash Flows from Financing Activities:
  Net (repayments) borrowings under line of credit..........     (100,000)      350,000
  Borrowings under notes payable............................      488,000       871,786
  Principle repayments of notes payable.....................   (1,026,072)     (261,786)
  Issuance of convertible debenture, net....................    6,903,391            --
  Increase in restricted cash, net..........................   (4,504,164)           --
  Sale of stock, net of expenses............................      925,290     2,063,349
                                                              -----------   -----------
          Net cash provided by financing activities.........    2,686,445     3,023,349
                                                              -----------   -----------
Net decrease in cash........................................      (25,369)     (392,285)
Cash, beginning of year.....................................       76,366       468,651
                                                              -----------   -----------
Cash, end of year...........................................  $    50,997   $    76,366
                                                              ===========   ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest....................  $   251,635   $   108,765
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of common stock for services, assets and
     interest...............................................  $ 1,362,641   $   218,751
  Dividends accrued on preferred stock......................      104,089        32,432
  Deemed dividend on preferred stock for beneficial
     conversion feature.....................................           --        44,625
  Issuance of warrants for consulting services..............      199,185            --
  Issuance of warrants to debenture holder..................      796,219            --
  Conversion of debt and related interest to common stock...      577,503            --
  Issuance of common stock for business acquisition.........      700,000            --

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

     On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. ("LinuxMall") by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options for 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, the Company assumed $5.7 million in net liabilities for total consideration of $20.5 million. In January 2001, an additional 2.5 million shares will be issued upon conversion of the remaining outstanding preferred convertible debentures. The amendments to the original purchase agreement were not significant, except for a change in the conversion ratio, reduced from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new change in the measurement date for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation of the total purchase price is as follows:

                                                                             PERIOD OF
                                                                            AMORTIZATION
                                                                AMOUNT        IN YEARS
                                                              -----------   ------------
ALLOCATION:
Current assets..............................................  $   722,071
Other non-current assets....................................      461,163
Current liabilities.........................................   (4,387,921)
Long-term debt..............................................   (2,526,270)
Assembled workforce.........................................      330,000        3
Technology..................................................    1,310,000        3
Customer List...............................................      770,000        2
Trademarks..................................................    4,210,000        5
Goodwill....................................................   13,845,771        5
                                                              -----------
                                                              $14,734,814
                                                              ===========

     The liabilities assumed were comprised of convertible debt, trade accounts payable and accrued expenses.

     The Company was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, the Company's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, the Company acquired the operating assets and liabilities of Genras, Inc.

                             EBIZ ENTERPRISES, INC.

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

     On August 7, 2000, the Company entered into an Agreement and Plan of Merger with LinuxMall. The agreement was amended on October 3, 2000 and became effective October 5, 2000. Under the terms of the agreement, the Company acquired all of the outstanding stock and assumed outstanding convertible debentures of LinuxMall. The current Ebiz stockholders will own approximately 56% of the resulting company which will retain the Ebiz Enterprises, Inc. name. The agreement specifies the conditions for the closing of the merger which included a fairness opinion evaluation by an independent investment banker. The agreement identified the principal officers and certain persons to be appointed to the Company's Board of Directors, which will be headquartered in Scottsdale, Arizona, and defines the basic steps for combining the operations of the two companies. The acquisition was effective October 5, 2000.

     In addition to anticipated strategic synergies, management believes that the business logic of the combination and the strength of the proposed business plan will help attract new investor interest to help generate the funding required to implement the Company's strategies. The first such investment was the $6.4 million equity purchase by Caldera Systems, Inc. (Caldera) that was announced on September 19, 2000. The purchase price included $3.0 million of cash and a business concept and certain fixed and intangible assets valued at $3.4 million. Under the terms of this agreement, the Company will use the proceeds to create and fund a new, wholly-owned subsidiary, partnerAxis Inc., which will receive the assets and personnel of an existing division of Caldera. The new subsidiary will be a Web-based B2B entity providing knowledge exchange, Linux product sales, advertising and a vehicle for facilitating Linux product development that it believes will strengthen the Company's overall marketing program. Caldera is based in Utah and is a provider of Linux e-business internet solutions including its OpenLinux, NetWare for Linux, Linux technical training, certification and support. Under the agreement, Caldera will have the right to appoint a member to the Company's Board of Directors.

     Management believes that additional funding will likely be available to meet the Company's growth needs through 2001. In addition, management believes that the holder of the $7.1 million convertible debenture that was placed in August 1999 will expand its conversion to common stock and thus provide additional working capital to the Company (see Note 7). Without additional capital, the Company may not be able to fully implement its business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet its ultimate capital needs. If adequate capital cannot be obtained or obtained on satisfactory terms, operations could be negatively impacted.

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

                             EBIZ ENTERPRISES, INC.

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

     Inventory consists of the following:

                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              --------   ----------
Components..................................................  $578,649   $1,155,981
  Work-in-process...........................................     8,008       44,947
  Finished goods............................................   160,888      367,220
                                                              --------   ----------
                                                              $747,545   $1,568,148
                                                              ========   ==========

  c. Furniture and Equipment

     Furniture and equipment consists primarily of computer equipment and office furniture. Furniture and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

     Furniture and equipment at June 30 consists of the following:

                                                         USEFUL
                                                          LIFE       2000       1999
                                                         -------   --------   --------
Furniture, fixtures and office equipment...............  3 years   $562,487   $295,566
Software...............................................  3 years    188,981    200,495
Leasehold improvements.................................  2 years     63,807     53,293
                                                         -------   --------   --------
                                                                    815,275    549,354
Less -- Accumulated depreciation.......................            (282,379)   (74,576)
                                                                   --------   --------
                                                                   $532,896   $474,778
                                                                   ========   ========

                             EBIZ ENTERPRISES, INC.

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

  g. Accrued Expenses

     Accrued expenses consist primarily of amounts accrued for employee compensation, customer deposits, professional fees, interest and advertising.

  h. Revenue Recognition

     Sales revenue is recognized at the date of shipment to customers. Provision is made for an estimate of doubtful accounts and is based on historical experience. Revenue from separately priced service and extended warranty programs is deferred and recognized over the respective service or extended warranty period. System component and replacement costs are generally covered under the third-party manufacturer's warranty. The Company had an allowance for warranty repair costs of approximately $6,000 and $8,000 at June 30, 2000 and 1999, respectively, related to the sales of its M2 system and Linux computers.

     The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. The Company does not anticipate any material impact from the adoption of SAB No. 101 on its future results of operations and financial position. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a "cumulative effect of change in accounting principle" as of April 1, 2001.

  i. Research and Development

     The cost of software to be sold, leased or otherwise marketed that has alternative future use is recorded in cost of sales in the period the related revenue is recognized. The Company did not sell any software that was internally developed and no costs were incurred for internal development of software during 1999 and 2000. The amount included in cost of sales for software sold in fiscal 2000 and 1999 was approximately $354,000 and $342,000, respectively. In accordance with SFAS No. 86, "Accounting for the costs of computer software to

                             EBIZ ENTERPRISES, INC.

be sold, leased or otherwise marketed," the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a product design and working model.

  j. Advertising Costs

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

  k. Restructuring Expense

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

  l. Use of Estimates

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

  m. Loss Per Share

     No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the years ended June 30, 2000 and 1999, as their effect was anti-dilutive.

  n. Income Taxes

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

  o. Concentrations of Credit Risk

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

                             EBIZ ENTERPRISES, INC.

towards a more diversified customer base. The percentage of total revenue of customers to whom sales exceed 10% of total revenue for the years ended June 30 were as follows:

                                                          ACCOUNTS RECEIVABLE
                                                            OUTSTANDING AT
                                                               JUNE 30,            SALES
                                                          -------------------   -----------
                                                           2000       1999      2000   1999
                                                          ------   ----------   ----   ----
Customer #1.............................................   $ --     $441,000     14%   26%
Customer #2.............................................     --           --      2%   19%
Customer #3.............................................     --      930,000      2%   15%

  p. Fair Value of Financial Instruments

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

  q. Recently Adopted Accounting Pronouncement

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

  r. Recently Issued Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, (as amended by SFAS No. 137 and SFAS No. 138), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended, is effective for the Company's year ending June 30, 2001. The Company does not anticipate any material impact from the adoption of SFAS No. 133, as amended, on its future results of operations and financial position.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An interpretation of APB Opinion No. 25 ("FIN 44")." FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The

                             EBIZ ENTERPRISES, INC.

Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

  s. Website Development Costs.

     On March 16, 2000 the Emerging Issues Task Force released EITF 00-02 "Accounting for Website Development Costs" effective for website development costs incurred for fiscal quarters beginning after June 30, 2000, earlier application is acceptable. The Company adopted EITF 00-2 effective upon its release. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $12,000 and $68,000 and expensed $223,000 and $152,000 during the years ended June 30, 2000 and 1999, respectively, in accordance with EITF 00-2. The Company amortizes website development costs that have been capitalized over 3 years.

  t. Restatement.

     The Company has restated it's financial statements for the 12 month period ended June 30, 2000. The restatement relates to the recording of a beneficial conversion feature of the Debenture issued on August 25, 1999 (see note 7) and the additional issuance costs related to subsequent amendments that were made to the Debenture. The effect of the restatement did not have an impact on cash flow or net equity of the Company. However, it resulted in a non-cash charge recorded as additional interest expense.

     A beneficial conversion feature was incurred when the Company issued the Debenture with a non-detachable conversion feature allowing the holder to convert at a price less than the current fair market value of the Company's stock. The Company's stock is highly volatile as a result of low volumes of trades and large spread in bid and ask prices quoted by market makers. As a result of the volatility, the Company believes that an average of closing trade prices over a short period prior to issuance of the debenture is more representative of fair market value. The Company's interpretation of the fair market value of its common stock on the date of issuance of the Debenture was different than the position taken by the SEC during a recent review. The Company has chosen to accept the SEC's interpretation and restate its financial statements for fiscal year 2000 and the related interim quarterly results.

     The effect on net loss attributable to common stockholders for the 12 months ended June 30, 2000, was an increase of $1,236,790. The increase in net loss attributable to common stockholders by quarter was $255,088 for the three months ended September 30, 1999, $641,166 for the three months ended December 31, 1999, $329,039 for the three months ended March 31, 2000 and $11,497 for the three months ended June 30, 2000.

     The effect on net loss per common share, basic and diluted, for the 12 months ended June 30, 2000, was an increase of $0.16. The increase in net loss per common share by quarter was $0.03 for the three months ended September 30, 1999, $0.09 for the three months ended December 31, 1999 and $0.04 for the three months ended March 31, 2000. There was no effect on the three months ended June 30, 2000.

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

                             EBIZ ENTERPRISES, INC.

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

     The components of the provision for (benefit from) income taxes consist of the following:

                                                              2000   1999
                                                              ----   ----
Current income taxes:
  Federal...................................................  $--    $--
  State.....................................................   --     --
Deferred income taxes:
  Federal...................................................   --     --
  State.....................................................   --     --
                                                              ---    ---
          Total provision for (benefit from) income taxes...  $--    $--
                                                              ===    ===

     The components of the deferred tax accounts as of June 30, 2000 and 1999, consist of the following:

                                                                2000          1999
                                                             -----------   -----------
Current deferred tax assets (liabilities):
Reserves and other accruals................................  $    32,809   $    19,305
Valuation Allowance........................................      (32,809)      (19,305)
                                                             -----------   -----------
          Total current deferred tax assets
            (liabilities)..................................           --            --
                                                             -----------   -----------
Long-term deferred tax assets (liabilities):
Amortization of goodwill...................................        9,152            --
Net operating loss carry forward...........................    4,960,000     1,400,000
Valuation allowance........................................   (4,969,152)   (1,400,000)
                                                             -----------   -----------
          Total non-current deferred tax assets
            (liabilities)..................................           --            --
                                                             -----------   -----------
Net deferred tax asset (liability).........................  $        --   $        --
                                                             ===========   ===========

     A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30 are as follows:

                                                              2000    1999
                                                              ----    ----
Statutory federal rate......................................  (34)%   (34)%
State taxes, net of federal benefit.........................   (6)     (6)
Change in valuation allowance...............................   40      40
                                                              ---     ---
          Total.............................................   --%     --%
                                                              ===     ===

                             EBIZ ENTERPRISES, INC.

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

6. NOTES PAYABLE

     Notes payable at June 30 consist of the following:

                                                               2000       1999
                                                              -------   --------
Note payable to a stockholder, fixed interest amount, due on
  demand, unsecured.........................................  $71,928   $     --
Note payable to a stockholder, interest at 10%, due on
  demand, unsecured. Paid July, 1999........................       --     30,000
Note payable to a stockholder, interest at 10%, due on
  demand, unsecured. Paid July, 1999........................       --     30,000
Note payable to related party, interest at 10%, principal
  and interest, due April 19, 2000, secured by the Company's assets, convertible into shares of common stock at a rate
  of one share per $6.00 of note principal converted. Paid
  August, 1999..............................................       --    500,000
Note payable to an individual, interest at 10%, principal
  and interest due September 25, 1999, secured by the
  Company's assets. Paid August, 1999.......................              50,000
                                                              -------   --------
                                                              $71,928   $610,000
                                                              =======   ========

     In connection with the $500,000 note above, the Company issued warrants to purchase 250,000 common shares, at an exercise price of $100 per share. The fair value of each warrant as estimated using the Black-Scholes option pricing model, was estimated using the following assumptions: stock price of $7.50, risk free interest rate at 5.26%, expected life of 1 year, a volatility factor of 80% and a dividend yield of 0%. Since the exercise price was substantially in excess of the then fair value of the common stock at the date of grant, the fair value of each warrant was nominal. These warrants are exercisable at any time during the term of the warrants and expire two years from the note repayment date.

7. CONVERTIBLE DEBENTURE

     In August, 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "Debenture"). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. The warrants are exercisable for the purchase of shares of common stock of 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000 using the following weighted average assumptions: stock price of $7.625, risk free interest rate at 5.63%, expected life of 2 years, a volatility factor of 80% and a dividend yield of 0% and is recorded as a debt discount in the accompanying financial statements. Additional issuance costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying financial statements. Discounts and deferred loan fees are amortized using the straight-

                             EBIZ ENTERPRISES, INC.

line method which approximates the effective interest method as additional interest expense over the term of the loan.

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

     The Company recorded a beneficial conversion feature of approximately $1.1 million related to the Debenture. The beneficial conversion feature was based on the difference between the closing trade price and the conversion price on the date of issuance on the portion of the debenture that was convertible, net of the proceeds allocated to the Warrant. For the portion of the debenture not convertible upon issuance, the holder accrues the right to convert it over a period of 18 months. However, until the restricted cash is released to the Company, there can be no conversion.

     In February 2000, the Debenture was amended to reduce the conversion price on accrued principal of $2,761,108 and interest of $140,203 to equal the lesser of (a) $3.84 or (b) the average of the three lowest closing bid prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In March 2000, the Debenture was amended to change the formula on the variable conversion price from the three lowest closing bid prices to the three lowest trading prices in the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In connection with the amendments to the Debenture, the Company recorded additional deferred loan fees of approximately $68,000, which will be amortized over the remaining term of the Debenture.

     The Debenture required that the related shares of the Company's common stock be registered under the Securities Act of 1933 and the regulations of the Securities and Exchange Commission ("SEC") before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. The holder began accruing rights to convert the Debenture upon its signing and as of June 30, 2000 the holder had accrued the rights to convert approximately $4,334,000 of the principal of the Debenture into shares of the Company's common stock, however, only $2.1 million was convertible because the holder of the debenture had not released the restricted cash. Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the completion of the registration process. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,200 of interest converted into 4,799 shares of common stock during March through June 2000. The fair value of the Company's common stock ranged from $6.90 to $1.92 on the dates of the interest conversions during the period from February to June 2000. The Company recorded a beneficial

                             EBIZ ENTERPRISES, INC.

conversion feature on the conversion of interest of approximately $86,000, which is reflected as additional interest expense during the twelve months ending June 30, 2000. As of June 30, 2000 the remaining balance of accrued interest payable was approximately $236,000. During February through June 2000, approximately $429,000 of principal was converted to 222,683 shares.

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

  c. Preferred Stock

     The Board of Directors has designated 100,000 shares of Series A Convertible Preferred Stock, (Preferred Stock) and during fiscal 1999, the Company issued 10,895 shares of Preferred Stock, at $100 per share. Net proceeds from the issuance of Preferred Stock was approximately $869,000. These shares have a liquidation preference of $100 per share, and are entitled to a $10 per share cumulative, annual dividend, accrued quarterly commencing April 1, 1999, and payable at the discretion of the Company. The Company, at its discretion, may redeem the Preferred Stock whenever the price of its common stock is equal to or greater than $9.00 per share 20 out of 30 consecutive trading days. Each share of Preferred Stock may be converted, at the option of the holder into common stock at a conversion rate of one share for every $6.00 of principal converted. In addition, the Preferred Stock automatically converts into common stock whenever the price of the Company's common stock is equal to or greater than $13.50 per share 20 out of 30 consecutive trading days.

     During March through May 2000, shareholders converted 3,305 shares of Preferred Stock to 55,086 shares of the Company's common stock.

  d. Warrants to Purchase Common Stock

     The Company had outstanding warrants, issued in connection with financing transactions, to purchase 86,644 shares of common stock through December 2000.

     As of June 30, 2000 the following groups of warrants were outstanding:

EXPIRATION DATE                                             EXERCISE PRICE   COMMON SHARES
---------------                                             --------------   -------------
December 10, 2000.........................................   $2.10-$3.00         86,664
February 28, 2002.........................................      $7.20             9,086
December 1, 2003..........................................   $3.00-$8.25        230,000
August 22, 2004...........................................   $6.32-$8.62        250,000

                             EBIZ ENTERPRISES, INC.

  e. Warrants Issued for Consulting Services

     The Company records equity instruments that are issued for goods and services at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readably determinable. The Company utilizes the Black-Scholes model to determine fair value.

     In November 1998, the Company issued 30,000 options to a director and 20,000 options to an outside consultant for consulting services for the period of November through February 1999. The fair value of the options using the Black-Scholes model was nominal, using the following assumptions: stock price of $1.00, risk free rate of 5.26%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%. The options vested 100% upon issuance and had an exercise price of $1.00.

     In October, 1999 the Company engaged a consulting firm to assist with its strategic planning and corporate development programs. In conjunction with the engagement, the Company issued warrants to purchase 220,000 shares of common stock at a market-based exercise price. The warrants are exercisable for the purchase of shares of common stock of 55,000 at $4.54 per share, 55,000 at $5.16 per share, 55,000 at $6.19 per share, and 55,000 at $8.25 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $199,000, using the following weighted average assumptions: stock price of $4.13, risk free interest rate of 5.49%, expected life of one year, a volatility factor of 80% and a dividend yield of 0%, and is recorded as an expense in selling, general and administration expenses in the accompanying financial statements. All warrants are 100% vested upon issuance.

  f. Common Stock Issued for Advertising

     In January, 2000 the Company entered into a Premier Advertiser Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's "Premier Advertiser" program for CNET's Linux Center and received advertising for, and links to, the Company's Web site, TheLinuxStore.com. The term of the agreement is through February 2001, subject to earlier termination. The Company is required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. valued at the fair value of $5.00 per share on the date of the agreement. This integration fee has been recorded as prepaid advertising and is being amortized over the term of the agreement. The advertising on the CNET Linux Center began in February, 2000. The 240,000 shares of common stock issued are redeemable at the discretion of the holder within one year of the signing of the agreement which is reflected in the accompanying balance sheet as redeemable common stock.

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

  g. Private Placement of Common Stock

     On March 31, 2000, the Company entered into a Securities Purchase Agreement with two persons, who had no prior relationship with the Company (the "Purchasers"). The agreement provided for the purchase of 2.5 million shares of the Company's common stock at a price of $2.00 per share (subject to adjustment as described in the Securities Purchase Agreement). The $2.00 per share price was based on numerous factors including the size of the investment, the restrictions on the resale of the stock, the current status of the Company's financing requirements and the Company's prospects at the time of the issuance. An additional factor related to the agreement and the pricing of the stock was that the Purchasers were to also facilitate a strategic relationship with an approved Asian manufacturer on behalf of the Company. The purchase

                             EBIZ ENTERPRISES, INC.

agreement provided that the price of the stock be adjusted to $3.00 per share in the event the note (described below) was not timely paid or if a manufacturing agreement acceptable to the Company was not consummated.

     At the closing, the Purchasers paid $500,000 in cash and executed a promissory note, due May 5, 2000, for $4.5 million. The due date of the note was later extended to June 23, 2000 and the price of the common stock was adjusted to $1.54, based upon arms-length negotiations to induce additional cash investment into the Company. No further extensions of the note due date have been granted. No strategic manufacturing agreement with Company was consummated. During May and June 2000, the Purchasers paid an additional $400,000 in cash for the additional stock issued. A total of 585,415 shares of common stock were issued. The $900,000 aggregate cash received was recorded as common stock and additional paid-in capital. The remainder of the $4.1 million due on the note was forgiven.

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

A summary of the status of all the Company's stock options at June 30, 2000 and 1999 and changes during the years then ended is presented in the following table and narrative below:

                                                 2000                     1999
                                          -------------------      -------------------
                                               WEIGHTED                 WEIGHTED
                                           AVERAGE EXERCISE         AVERAGE EXERCISE
                                          -------------------      -------------------
                                          OPTIONS       PRICE      OPTIONS       PRICE
                                          --------      -----      --------      -----
Outstanding at beginning of year........   663,000      $1.96            --      $  --
  Granted...............................   533,000       2.77       663,000       1.96
  Exercised.............................  (101,500)      1.00            --         --
  Canceled..............................  (347,500)      1.35            --         --
                                          --------      -----      --------      -----
Outstanding at end of year..............   747,000      $2.94       663,000      $1.96
                                          ========      =====      ========      =====
Exercisable at end of year..............   169,940      $3.59       140,000      $1.28
                                          ========      =====      ========      =====
Weighted average fair value per share of
  options granted.......................                $1.93                    $1.29
                                                        =====                    =====

                             EBIZ ENTERPRISES, INC.

     Options outstanding and exercisable by price range as of June 30, 2000:

                                          OPTIONS OUTSTANDING
                                  ------------------------------------    OPTIONS EXERCISABLE
                                                 WEIGHTED                ----------------------
                                                  AVERAGE     WEIGHTED                 WEIGHTED
            RANGE OF                             REMAINING    AVERAGE                  AVERAGE
            EXERCISE                OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
             PRICES               OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------------------------  -----------   -----------   --------   -----------   --------
$2.25...........................    416,000        9.09        $1.76        78,220      $1.32
$3.00 -- 3.75...................    298,000        9.33         3.63        61,000       3.69
$4.88 -- 5.50...................     33,000        8.58         4.93        30,720       4.89
                                    -------        ----        -----       -------      -----
                                    747,000        9.16         2.94       169,940       3.57

     The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
Net loss:
  As reported...............................................  $ (9,201)  $(1,954)
  Pro forma.................................................   (10,086)   (2,098)
Loss per common and common share equivalent:
  As reported -- basic and diluted..........................     (1.20)     (.29)
  Pro forma -- basic and diluted............................     (1.31)     (.31)

     The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during fiscal 2000: risk-free interest rate of 6.48%, expected life of five years, and a volatility factor of 80%. The weighted average assumptions used for grants during fiscal 1999 were as follows: risk-free interest rate of 5.26%, expected lives of three to five years, and a volatility factor of 80%. The assumed dividend yield is 0% for 2000 and 1999.

9. ACQUISITION OF INFOMAGIC, INC.

     On March 31, 2000, the Company acquired all of the issued and outstanding common stock of InfoMagic, Inc. ("InfoMagic"), which distributes open source and low cost software products with its principal emphasis in Linux software through its Website, www.InfoMagic.com and selected distributors. The Company issued 200,000 shares of its common stock valued at a fair market value of $3.50 per share to the shareholders of InfoMagic, for total consideration of $700,000. In addition to the acquisition of assets and the assumption of liabilities, the Company acquired InfoMagic's customer base of clients. This acquisition has been accounted for under the purchase method of accounting in accordance with APB16. The purchase price in excess of the fair value of assets acquired and liabilities assumed of InfoMagic of approximately $686,000 has been recorded as goodwill and is being amortized over three years (see Note 2).

     The fair value of the assets acquired was allocated as follows:

Net assets acquired.........................................   $ 13,641
Goodwill....................................................    686,359
                                                               --------
                                                               $700,000
                                                               ========

                             EBIZ ENTERPRISES, INC.

     The following table depicts, for the years ended June 30, 2000 and 1999, unaudited pro forma consolidated information as if the acquisition of InfoMagic took place on July 1, 1999 and 1998, respectively.

                                                                2000          1999
                                                             -----------   -----------
Net sales..................................................  $12,888,966   $17,018,281
Net loss...................................................   (9,176,306)   (1,994,529)
Income per basic and diluted share.........................        (1.12)        (0.28)

10. COMMITMENTS AND CONTINGENCIES

  a. Operating Leases

     The Company entered into a two-year lease in May, 1999 for its office and warehouse facility in Scottsdale, Arizona. Rental expense related to this lease, and the terminated lease for it previous facility amounted to approximately $292,000 and $165,000 for the years ended June 30, 2000 and 1999, respectively.

     Future minimum payments under the Company's current lease which expires in April, 2001 are approximately $157,000.

  b. Litigation

     In the normal course of its business, the Company is subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation which will materially affect the Company's financial position or results of operations.

11. SUBSEQUENT EVENT

     The Company entered into an "exclusive marketing alliance" with UserFriendly on September 20, 2000 for a period of twelve months. Under the terms of the agreement, UserFriendly provides advertising services on its website and a direct link to Ebiz's website, TheLinuxStore.com, where all purchase transactions are made by customers. Under the terms of the agreement, Ebiz is to pay UserFriendly a fixed monthly advertising fee and a percentage of the gross margin recorded by Ebiz for sales to customers coming through the direct connection between the web sites. These payments will be recorded as advertising and commission expenses, respectively. No revenue generating transactions or advertising had occurred under the terms of the Agreement as of September 30, 2000.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Ebiz are:

NAME                                           AGE                 POSITION
----                                           ---                 --------
Jeffrey I. Rassas............................  38    Director and Chief Executive Officer
Stephen C. Herman............................  46    Director and President
Donald B. Altvater...........................  55    Vice President and Controller
Larry Phillips...............................  34    Vice President, Sales

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

     Donald B. Altvater, Vice President and Controller, joined the Ebiz in January 1999. Mr. Altvater has over 20 years of experience in financial, operations and marketing management in the electronics and communications industries with GTE and Fujitsu. He began his career with GTE International in 1971 and held a series of increasingly responsible positions with GTE companies that culminated in his appointment in 1987 as Vice President -- Finance of Fujitsu GTE Business Systems, a joint venture between those two corporations. In 1989, Mr. Altvater was named Vice President and Chief Financial Officer of Federal Business Systems, a Fujitsu subsidiary. After electing early retirement in 1992, he managed two private companies in which he had an ownership interest. In 1996, Mr. Altvater became Controller of Refrac Systems, a privately held metallurgical engineering company and continued in that position until joining Ebiz in 1999. He holds a Bachelor of Science degree in Mathematics (magna cum laude) and Economics (cum laude) from Tufts University and an M.B.A. from the University of Chicago Graduate School of Business.

     Larry Phillips, Vice President, Sales, joined Ebiz in May 1999 and brings over a decade of experience in developing sales teams as well as lucrative business opportunities. He is responsible for developing and managing sales and customer service operations. Mr. Phillips was the General Sales Manager of PC Wholesale, Inc., a computer hardware and software distributor from 1997 until he joined Ebiz. Mr. Phillips was responsible for over $60 million in revenue and recruited, hired and trained staff and ran the day-to-day operations, including product sourcing and P & L, for the Minneapolis office. From 1992 to 1997 he served as

Director of Sales for Globelle Incorporated, where he was responsible for nearly $170 million in sales and oversaw five branch offices. Mr. Phillips began his career with Piper Jaffrey in 1989, where he was responsible for corporate pension plans and individual investor portfolios. He holds a Bachelors of Science Degree in Finance and Economics from St. Cloud State University in Minnesota.

     partnerAxis Acquisition. In connection with our acquisition of partnerAxis, we have agreed to appoint a designee of Caldera Systems, Inc. to our Board of Director. Ranson H. Love, the Chief Executive Officer of Caldera, has initially been designated to be the appointee. Certain information regarding Mr. Love follows:

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

                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL
                                                                    COMPENSATION(1)
                                                                   ------------------
NAME                                                               SALARY      BONUS
----                                                               -------    -------
Jeffrey Rassas............................................  1999   $96,000    $ 9,000
  Chief Executive                                           1998   $72,000    $10,000
  Officer                                                   1997   $72,000    $60,000
Stephen Herman............................................  1999   $96,000    $ 9,000
  President                                                 1998   $72,000    $10,000
                                                            1997   $12,000(2)      --

---------------

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

                                                                              PERCENT OF
                                                                              BENEFICIAL
NAME AND ADDRESS OF OWNER                                 NUMBER OF SHARES   OWNERSHIP(1)
-------------------------                                 ----------------   ------------
Jeffrey I. Rassas(2)....................................     1,703,212          20.04%
  15695 North 83rd Way
  Scottsdale, Arizona 85260
Stephen C. Herman(3)....................................     1,704,212          20.06%
  15695 North 83rd Way
  Scottsdale, Arizona 85260
Shi-En Shiau(4)
  1295 West Washington Street, Suite 115
Tempe, Arizona 85281....................................       584,415           6.88%
All Directors and Officers as a Group (2 persons).......     3,407,424          40.10%

---------------

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective as of June 1, 1998, Ebiz's predecessor, Vinculum, acquired substantially all of the assets and assumed the liabilities of Genras in exchange for 5,000,000 shares of its common stock. The 5,000,000 shares were distributed by Genras to its shareholders as follows: Jeffrey I.
Rassas -- 2,250,000 shares, Stephen C. Herman -- 2,250,000 shares and Thomas A. Cifelli - 500,000 shares. Ebiz also agreed to reimburse, on a net after-tax basis, any income tax liability of the Genras shareholders related to the period of January 1, 1998 through the date of acquisition. After the acquisition, Mr. Cifelli was an officer and shareholder of Ebiz. Mr. Cifelli's relationship as an officer of Ebiz was terminated in January, 1999. Fox & Company Investments, Inc., a NASD registered broker-dealer with which Mr. Cifelli was affiliated, received 187,500 shares of common stock in connection with this transaction for investment banking advice and services related to the transaction. Aztore Holdings, Inc., the majority shareholder of Vinculum prior to the acquisition, entered into an agreement with Ebiz to be compensated in the event Ebiz obtains benefit from a prior net operating loss of Vinculum.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS
        --------
          2.1(1)         -- Asset Exchange Agreement by and among Genras, Jeffrey I.
                            Rassas, Vinculum and Aztore Holdings, dated as of March
                            18, 1998.
          3.1(1)         -- Articles of Incorporation
          3.2(1)         -- Certificate of Amendment to Articles of Incorporation
          3.3(1)         -- Second Certificate of Amendment to the Articles of
                            Incorporation
          3.4(1)         -- Certificate of Designation/Resolution of
                            Designation -- Series A 10% convertible Preferred Stock
          3.5(1)         -- Bylaws
         10.1(1)         -- Office Building Lease, dated April 16, 1999, between Ebiz and Van Wagner Properties
         10.2(1)         -- 1998 Equity Incentive Plan, Effective December 23, 1998
         10.3(1)         -- Securities Purchase Agreement dated as of August 25,
                            1999, by and between JEM Ventures Ebiz, LLC ("JEM") and
                            Ebiz.
         10.4(1)         -- Subordinated Convertible Debenture, dated August 25,
                            1999, in the amount of $7,100,000, made by Ebiz in favor
                            of JEM
         10.5(1)         -- Warrant to Purchase Common Stock, dated August 25, 1999, issued by Ebiz to JEM, for 245,000 shares
         10.6(1)         -- Registration Rights Agreement, dated as of August 25,
                            1999, by and between Ebiz and JEM, LLC
         10.7(2)         -- OEM Agreement between Corel Corporation and Ebiz, dated
                            September 13, 1999
         10.8(3)         -- Stock Exchange Agreement dated March 22, 2000, between
                            Ebiz, InfoMagic, Inc. and Joel and Kim Goldberg
         10.9(3)         -- Registration Rights Agreement dated March 22, 2000,
                            between Ebiz and Joel and Kim Goldberg
         10.10(3)        -- Purchase and Sale Agreement, dated September 15, 2000,
                            between Ebiz and Caldera Systems, Inc. ("Caldera")
         10.11(3)        -- Investor Rights Agreement, dated September 15, 2000,
                            between Ebiz and Caldera
         10.12(3)        -- Use Restriction Agreement, dated September 15, 2000,
                            between Ebiz and Caldera
         10.13(3)        -- Shareholder Voting Agreement and Proxy, dated September
                            15, 2000, between Ebiz and Caldera
         10.14(3)        -- Agreement and Plan of Merger, dated August 7, 2000,
                            between Ebiz, LinuxMall.com, Inc. ("LinuxMall") and
                            LinuxMall Acquisition, Inc. ("Merger Sub")
         10.15(3)        -- First Amendment to Agreement and Plan of Merger, dated
                            October 3, 2000, between Ebiz, LinuxMall and Merger Sub
         10.16(3)        -- Registration Rights Agreement, dated October 5, 2000
                            between Ebiz, LinuxMall and Merger Sub
         10.17(3)        -- Shareholder Voting Agreement and Proxy, dated October 5,
                            2000 by Jeffrey J. Rassas
         10.18(3)        -- Shareholder Voting Agreement and Proxy, dated October 5,
                            2000 by Stephen C. Herman
         10.19(3)        -- Compensation Agreement, dated October 5, 2000, between
                            Ebiz and LinuxMall
         21.1(3)         -- Subsidiaries

---------------

(1) Incorporated by reference from Ebiz's Form 10-SB as filed with the Securities and Exchange Commission on October 19, 1999.

(2) Incorporated by reference from Ebiz's Form 10-SB/A (Amendment No. 2) as filed with the Securities and Exchange Commission on November 30, 1999.

(3) Incorporated by reference from Ebiz's Form 10-KSB as filed with the Securities and Exchange Commission on October 13, 2000.

REPORTS ON FORM 8-K

     None.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         EBIZ ENTERPRISES, INC.

Dated: March 16, 2001                                    By /s/ DAVE SHAW
                                                            -----------------------------------------
                                                            Dave Shaw, Chief Executive Officer

Dated: March 16, 2001                                    By /s/ RAY GOSHORN
                                                            -----------------------------------------
                                                            Ray Goshorn, Chief Financial Officer

                                                         BOARD OF DIRECTORS

Dated: March 16, 2001                                    By /s/ JEFFREY I. RASSAS
                                                            -----------------------------------------
                                                            Jeffrey I. Rassas

Dated: March 16, 2001                                    By /s/ DAVE SHAW
                                                            -----------------------------------------
                                                            Dave Shaw

Dated: March 16, 2001                                    By /s/ BRUCE PARSONS
                                                            -----------------------------------------
                                                            Bruce Parsons

Dated: March 16, 2001                                    By
                                                            -----------------------------------------
                                                            Mark Bolzern

Dated: March 16, 2001                                    By
                                                            -----------------------------------------
                                                            Alok Mohan