Form 10KSB/A
period 2000-06-30
EBIZ ENTERPRISES INC
filed 2001-03-23
CIK 1094944

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A

                               (AMENDMENT NO. 2)


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

QUARTERLY OPERATING RESULTS (AS RESTATED)

     The following is a summary of quarterly operating results for our 2000 and 1999 fiscal years.


                                     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                         1999            1999          2000          2000
                                     -------------   ------------   -----------   -----------
Sales..............................   $ 5,638,628    $ 2,264,949    $ 2,223,655   $ 1,773,435
Gross Profit.......................       292,023         27,419        242,497       251,660
Gross Profit % of sales............           5.2%           1.2%          10.9%         14.2%
Selling, General & Administrative
  Expense..........................     1,236,978      1,475,431      1,512,701     3,087,149
Loss from Operations...............    (1,017,513)    (1,682,096)    (1,335,382)   (3,029,243)
Net Loss...........................    (1,476,823)    (2,522,801)    (2,239,448)   (3,882,232)
Loss per Share, Basic & Diluted....   $     (0.20)   $     (0.34)   $     (0.29)  $     (0.49)


                                     SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                         1998            1998          1999          1999
                                     -------------   ------------   -----------   -----------
Sales..............................   $ 4,586,753    $ 2,375,289    $ 4,062,451   $ 4,265,709
Gross Profit.......................        11,033        259,255        311,728       349,414
Gross Profit % of sales............           0.2%          10.9%           7.7%          8.2%
Selling, General & Administrative
  Expense..........................       410,188        478,746        536,242     1,000,720
Loss from Operations...............      (415,304)      (251,459)      (244,387)     (738,319)
Net Loss...........................      (463,371)      (291,409)      (248,069)     (874,275)
Loss per Share, Basic & Diluted....   $     (0.07)   $     (0.05)   $     (0.03)  $     (0.13)

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


     Interest expense was $3,188,415 for the twelve months ended June 30, 2000 as compared to $119,291 in the same period in 1999. The increase was due to the beneficial conversion feature non-cash interest and the amortization of debt issuance costs related to the Debenture issued in August 1999 (see Financing Activities below for further discussion). Interest and other income was $235,434 for fiscal year 2000 compared to $2,538 in fiscal 1999. This increase was the result of interest earned by the restricted cash related to the Debenture and the third quarter sale of marketable securities acquired in 1998.



     The preceding operational factors resulted in a net loss attributable to common stockholders of $10,121,304 or $1.32 per diluted share, for the fiscal year ended June 30, 2000 as compared to a net loss of $1,954,181 or $0.29 per diluted share, for the fiscal year ended June 30, 1999.


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

     On August 25, 1999 we issued the Debenture and Warrant for a total of $7,100,000. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of

947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "Due Date"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of
(a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000 less $500,000 released during February, 2000. The required amount of the letter of credit decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. We recorded a beneficial conversion feature of approximately $3.6 million related to the Debenture as non-cash additional interest expense. The recorded value of beneficial conversion feature was on the difference between the closing trade price and the conversion price on date of issuance. The beneficial conversion feature was recorded on the portion of the debenture that was convertible, net of the proceeds allocated to the Warrant.



     On February 8, 2000, Ebiz and the holder of the Debenture agreed to modify the terms of conversion of the Debenture. The conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of
(a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000. As modified, the principal of the Debenture was convertible into a minimum of 1,826,831 shares.


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

ARTHUR ANDERSEN LLP

Phoenix, Arizona
October 5, 2000 (except with respect
to the matter discussed in Note 2 -- Restatement,

as to which the date is March 23, 2001)

                             EBIZ ENTERPRISES, INC.


                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999


                                                                  2000          1999
                                                              ------------   -----------
                                                               (RESTATED)
                                         ASSETS

Current Assets:
  Cash......................................................  $     50,997   $    76,366
  Accounts receivable, net of allowance for doubtful
     accounts of $75,988 and $40,000 in 2000 and 1999,
     respectively...........................................       585,846     1,669,816
     Inventory, net.........................................       747,545     1,568,148
     Prepaid expenses and other current assets..............        28,158       128,184
                                                              ------------   -----------
          Total current assets..............................     1,412,546     3,442,514
Property and Equipment, net.................................       532,896       474,778
Deferred Loan Fees, net.....................................       131,079            --
Restricted Cash.............................................     4,504,164            --
Goodwill....................................................       629,162            --
                                                              ------------   -----------
                                                              $  7,209,847   $ 3,917,292
                                                              ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable..........................................  $  1,880,822   $ 1,423,178
  Accrued expenses..........................................     1,367,135       468,549
  Line of credit............................................       250,000       350,000
  Notes payable.............................................        71,928       610,000
                                                              ------------   -----------
          Total current liabilities.........................     3,569,885     2,851,727
Convertible Debenture, net of discount......................     4,503,579            --
                                                              ------------   -----------
          Total liabilities.................................     8,073,464     2,851,727
                                                              ------------   -----------
Commitments and Contingencies
Redeemable Common Stock.....................................     1,200,000            --
                                                              ------------   -----------
Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value; 5,000,000
     shares authorized; 7,590 and 10,895 shares issued and
     outstanding at June 30, 2000 and 1999, respectively;
     liquidation value $100 per share.......................       366,737       868,599
  Common stock; $.001 par value; 70,000,000 shares
     authorized; 8,497,566 and 7,261,715 shares issued and
     outstanding at June 30, 2000 and 1999, respectively....         8,498         7,262
  Additional paid-in capital................................     9,808,580     2,315,832
  Accumulated deficit.......................................   (12,247,432)   (2,126,128)
                                                              ------------   -----------
          Total stockholders' equity (deficit)..............    (2,063,617)    1,065,565
                                                              ------------   -----------
                                                              $  7,209,847   $ 3,917,292
                                                              ============   ===========


      The accompanying notes are an integral part of these balance sheets.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                                  2000          1999
                                                              ------------   -----------
                                                               (RESTATED)
Net Revenue.................................................  $ 11,900,667   $15,290,202
Cost of Sales...............................................    10,961,638    14,358,772
Restructuring Charge -- Inventory...........................       125,430            --
                                                              ------------   -----------
     Gross profit...........................................       813,599       931,430
Selling, General and Administrative Expense.................     7,312,259     2,425,895
Depreciation and Amortization...............................       265,000        68,483
Provision for Doubtful Accounts.............................       274,074        86,520
Restructuring Charge........................................        26,500            --
                                                              ------------   -----------
Loss from Operations........................................    (7,064,234)   (1,649,468)
Other Income (Expense):
  Interest Expense..........................................    (3,188,415)     (119,291)
  Interest & Other Income...................................       235,434         2,538
  Other.....................................................            --      (110,903)
                                                              ------------   -----------
Net Loss....................................................   (10,017,215)   (1,877,124)
Dividends on Preferred Stock................................      (104,089)      (77,057)
                                                              ------------   -----------
Net Loss Attributable to Common Stockholders................  $(10,121,304)  $(1,954,181)
                                                              ============   ===========
Net Loss per Common Share, Basic and Diluted................  $      (1.32)  $     (0.29)
                                                              ============   ===========
Weighted Average Common Shares, Basic and Diluted...........     7,685,232     6,821,083
                                                              ============   ===========


   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                    ADDITIONAL COMMON
                                PREFERRED STOCK           STOCK                          TOTAL
                               ------------------   ------------------    PAID-IN     ACCUMULATED     STOCKHOLDERS'
                               SHARES    AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      EQUITY (DEFICIT)
                               ------   ---------   ---------   ------   ----------   ------------   ----------------
Balance, June 30, 1998.......      --   $      --   6,256,450   $6,256   $  858,712   $   (171,947)    $    693,021
  Sale of common stock, net
    of offering costs of
    $80,000..................      --          --     455,781     457       900,845             --          901,302
  Sale of preferred stock,
    net of offering costs of
    $220,901.................  10,895     868,599          --      --            --             --          868,599
  Common stock issued for
    services and inventory...      --          --     158,528     158       218,593             --          218,751
  Common stock issued for
    warrants exercised.......      --          --     390,956     391       293,057             --          293,448
  Deemed dividend on
    preferred stock for
    beneficial conversion
    feature..................      --          --          --      --        44,625        (44,625)              --
  Accrued dividends on
    preferred stock..........      --          --          --      --            --        (32,432)         (32,432)
  Net loss...................      --          --          --      --            --     (1,877,124)      (1,877,124)
                               ------   ---------   ---------   ------   ----------   ------------     ------------
Balance, June 30, 1999.......  10,895     868,599   7,261,715   7,262     2,315,832     (2,126,128)       1,065,565
  Exercise of stock
    options..................      --          --     101,500     102       101,398             --          101,500
  Warrants issued for
    consulting services......      --          --          --      --       199,185             --          199,185
  Warrants issued to
    debenture holder.........      --          --          --      --       796,219             --          796,219
  Stock issued for
    services.................      --          --      30,822      30        98,969             --           98,999
  Stock issuance costs.......      --    (171,362)         --      --        (3,370)            --         (174,732)
  Accrued dividends on
    preferred stock..........      --          --          --      --            --       (104,089)        (104,089)
  Preferred stock
    conversion...............  (3,305)   (330,500)     55,086      55       330,445             --               --
  Beneficial conversion
    feature of convertible
    debentures...............      --          --          --      --     3,793,448             --        3,793,448
  Conversion of debt and
    interest.................      --          --     264,028     265       577,238             --          577,503
  Stock issued for business
    acquisition..............      --          --     200,000     200       699,800             --          700,000
  Private placement of common
    stock....................      --          --     584,415     584       899,416             --          900,000
  Net loss...................      --          --          --      --            --    (10,017,215)     (10,017,215)
                               ------   ---------   ---------   ------   ----------   ------------     ------------
Balance, June 30, 2000
  (Restated).................   7,590   $ 366,737   8,497,566   $8,498   $9,808,580   $(12,247,432)    $ (2,063,617)
                               ======   =========   =========   ======   ==========   ============     ============


   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                                  2000          1999
                                                              ------------   -----------
                                                               (RESTATED)
Cash Flows from Operating Activities:
  Net loss..................................................  $(10,017,215)  $(1,877,124)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................       265,000        68,483
     Stock exchanged for services and interest..............     1,349,000        80,599
     Warrants issued for consulting services................       199,185            --
     Interest cost on beneficial conversion feature.........     2,106,379            --
     Amortization of discounts and loan fees................       381,379            --
     Changes in assets and liabilities, net of effect of
      business acquired:
       Accounts receivable..................................     1,083,970    (1,396,987)
       Due from officers....................................            --         3,432
       Inventory............................................       834,244    (1,122,551)
       Prepaid expenses and other current assets............       100,026       (32,919)
       Accounts payable.....................................       457,644       898,054
       Accrued expenses.....................................       794,495       436,117
                                                              ------------   -----------
          Net cash used in operating activities.............    (2,445,893)   (2,942,896)
                                                              ------------   -----------
Cash Flows from Investing Activities:
  Purchase of furniture and equipment.......................      (265,921)     (472,738)
                                                              ------------   -----------
Cash Flows from Financing Activities:
  Net (repayments) borrowings under line of credit..........      (100,000)      350,000
  Borrowings under notes payable............................       488,000       871,786
  Principle repayments of notes payable.....................    (1,026,072)     (261,786)
  Issuance of convertible debenture, net....................     6,903,391            --
  Increase in restricted cash, net..........................    (4,504,164)           --
  Sale of stock, net of expenses............................       925,290     2,063,349
                                                              ------------   -----------
          Net cash provided by financing activities.........     2,686,445     3,023,349
                                                              ------------   -----------
Net decrease in cash........................................       (25,369)     (392,285)
Cash, beginning of year.....................................        76,366       468,651
                                                              ------------   -----------
Cash, end of year...........................................  $     50,997   $    76,366
                                                              ============   ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest....................  $    251,635   $   108,765
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of common stock for services, assets and
     interest...............................................  $  1,362,641   $   218,751
  Dividends accrued on preferred stock......................       104,089        32,432
  Deemed dividend on preferred stock for beneficial
     conversion feature.....................................            --        44,625
  Issuance of warrants for consulting services..............       199,185            --
  Issuance of warrants to debenture holder..................       796,219            --
  Conversion of debt and related interest to common stock...       577,503            --
  Issuance of common stock for business acquisition.........       700,000            --


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

  i. Research and Development


     In accordance with SFAS No. 86, "Accounting for the costs of computer software to be sold, leased or otherwise marketed," the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a working model.

                             EBIZ ENTERPRISES, INC.

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



     The effect on net loss attributable to common stockholders for the 12 months ended June 30, 2000, was an increase of $2,156,818. The increase in net loss attributable to common stockholders by quarter was $236,534 for the three months ended September 30, 1999, $594,532 for the three months ended December 31, 1999, $696,542 for the three months ended March 31, 2000 and $629,210 for the three months ended June 30, 2000.



     The effect on net loss per common share, basic and diluted, for the 12 months ended June 30, 2000, was an increase of $0.28. The increase in net loss per common share by quarter was $0.03 for the three months ended September 30, 1999, $0.08 for the three months ended December 31, 1999, $0.09 for the three months ended March 31, 2000 and $0.08 for the three months ended June 30, 2000.


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


     The Company recorded a beneficial conversion feature of approximately $3.6 million related to the Debenture. The beneficial conversion feature was based on the difference between the closing trade price and the conversion price on the date of issuance on the portion of the Debenture that was convertible, net of the proceeds allocated to the Warrant. For the portion of the Debenture not convertible upon issuance, the holder accrues the right to convert it over a period of 18 months. However, until the restricted cash is released to the Company, there can be no conversion.



     In February 2000, the Debenture was amended to reduce the conversion price on accrued principal of $2,761,108 and interest of $140,203 to equal the lesser of (a) $3.84 or (b) the average of the three lowest closing bid prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In March 2000, the Debenture was amended to change the formula on the variable conversion price from the three lowest closing bid prices to the three lowest trading prices in the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In connection with the amendments to the Debenture, the Company recorded additional deferred loan fees of approximately $140,000, which will be amortized over the remaining term of the Debenture that the holder accrues the right to convert.


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


     At the closing, the Purchasers paid $500,000 in cash and executed a promissory note, due May 5, 2000, for $4.5 million. The due date of the note was later extended to June 23, 2000 and the price of the common stock was adjusted to $1.54, based upon arms-length negotiations to induce additional cash investment into the Company. No further extensions of the note due date have been granted. No strategic manufacturing agreement with Company was consummated. During May and June 2000, the Purchasers paid an additional $400,000 in cash for the additional stock issued. A total of 584,415 shares of common stock were issued. The $900,000 aggregate cash received was recorded as common stock and additional paid-in capital. The remainder of the $4.1 million due on the note was forgiven.


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


                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
Net loss:
  As reported...............................................  $(10,121)  $(1,954)
  Pro forma.................................................   (11,006)   (2,098)
Loss per common and common share equivalent:
  As reported -- basic and diluted..........................     (1.32)     (.29)
  Pro forma -- basic and diluted............................     (1.43)     (.31)


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


                                                                2000          1999
                                                            ------------   -----------
Net sales.................................................  $ 12,888,966   $17,018,281
Net loss..................................................   (10,096,334)   (1,994,529)
Income per basic and diluted share........................         (1.28)        (0.28)


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


                                                         EBIZ ENTERPRISES, INC.

Dated: March 23, 2001                                    By /s/ DAVE SHAW
                                                            -----------------------------------------
                                                            Dave Shaw, Chief Executive Officer

Dated: March 23, 2001                                    By /s/ RAY GOSHORN
                                                            -----------------------------------------
                                                            Ray Goshorn, Chief Financial Officer

                                                         BOARD OF DIRECTORS

Dated: March 23, 2001                                    By /s/ JEFFREY I. RASSAS
                                                            -----------------------------------------
                                                            Jeffrey I. Rassas

Dated: March 23, 2001                                    By /s/ DAVE SHAW
                                                            -----------------------------------------
                                                            Dave Shaw

Dated: March 23, 2001                                    By /s/ BRUCE PARSONS
                                                            -----------------------------------------
                                                            Bruce Parsons

Dated: March 23, 2001                                    By
                                                            -----------------------------------------
                                                            Mark Bolzern

Dated: March 23, 2001                                    By
                                                            -----------------------------------------
                                                            Alok Mohan