Form 10QSB
period 2001-03-31
EBIZ ENTERPRISES INC
filed 2001-05-16
CIK 1094944

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT

             For the transition period from __________ to __________


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

                           10225 Via Linda, Suite 300
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

                                 (480) 346-2020
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     The number of shares of the issuer's common equity outstanding as of April 30, 2001 was 33,897,325 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                  PAGE NUMBER
                                                                     -----------

Item 1. Financial Statements.......................................      3

        Consolidated Balance Sheets
        March 31, 2001 (unaudited) and June 30, 2000...............      3

        Consolidated Statements of Operations
        For the Three and Nine Months Ended March 31, 2001
        (unaudited) and 2000 (unaudited)...........................      4

        Consolidated Statements of Cash Flows
        For the Nine Months Ended March 31, 2001 (unaudited)
        and 2000 (unaudited).......................................      5

        Notes to the Financial Statements..........................      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................     14

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings..........................................     20

Item 2. Changes in Securities and Use of Proceeds..................     20

Item 6. Exhibits and Reports on Form 8-K...........................     21

SIGNATURES.........................................................     22

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2001 (UNAUDITED) AND JUNE 30, 2000

                                                                  Mar 31, 2001       June 30,2000
                                                                  ------------       ------------
                                     ASSETS                       (Unaudited)

Current Assets:
  Cash                                                            $        756       $     50,997
  Accounts receivable, net of allowance for doubtful
    accounts of $864,493 and $75,988 at March 31, 2001
    and June 30, 2000, respectively                                  3,811,531            585,846
  Inventory, net                                                     2,006,775            747,545
  Other prepaid expenses and current assets                            445,573             28,158
                                                                  ------------       ------------
        Total current assets                                         6,264,635          1,412,546

Furniture and Equipment, net                                         1,679,332            532,896
Restricted cash (Note 2)                                             2,109,556          4,504,164
Goodwill, net                                                       29,285,204            629,162
Other Assets                                                           927,390            131,079
                                                                  ------------       ------------
        Total assets                                              $ 40,266,117       $  7,209,847
                                                                  ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Current portion of indebtedness                                    7,898,204            321,928
  Accounts payable                                                   7,987,505          1,880,822
  Other Liabilities and Accrued expenses                             3,072,241          1,367,135
                                                                  ------------       ------------
        Total current liabilities                                   18,957,950          3,569,885

Convertible Debenture, net                                           4,205,095          4,503,579
Noncurrent portion of indebtedness                                     515,877                  0
                                                                  ------------       ------------
        Total liabilities                                           23,678,922          8,073,464
                                                                  ------------       ------------
Commitments and Contingencies
Redeemable Common Stock: 240,000 shares outstanding                  1,200,000          1,200,000
                                                                  ------------       ------------
Stockholders' equity:

  Convertible preferred stock, $0.001 par value;
    5,000,000 shares authorized; 7,590 shares issued
    and outstanding at March 31, 2001 and June 30, 2000,
    liquidation value $100 per share                                   366,737            366,737

  Common stock; $0.001 par value; 70,000,000 shares
    authorized; 33,174,681 and 8,497,566 shares issued
    and outstanding at March 31, 2001 and June 30, 2000,
    respectively                                                        33,175              8,498
  Additional paid-in capital                                        44,973,533          9,808,580
  Notes Receivable for Common Stock                                   (248,800)                 0
  Accumulated deficit                                              (29,737,450)       (12,247,432)
                                                                  ------------       ------------
        Total stockholders' equity (deficit)                        15,387,195         (2,063,617)
                                                                  ------------       ------------

        Total liabilities and stockholders' equity (deficit)      $ 40,266,117       $  7,209,847
                                                                  ============       ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
           For the Three and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                    Three Months Ended March 31,          Nine Months Ended March 31,
                                                   -------------------------------      -------------------------------
                                                       2001               2000              2001               2000
                                                   ------------       ------------      ------------       ------------
                                                                       (restated)                           (restated)
                                                              (unaudited)                         (unaudited)
Net Revenues                                       $  8,417,852       $  2,223,655      $ 14,007,310       $ 10,127,232
Cost of Sales                                         7,251,474          1,981,158        11,835,018          9,439,863
Restructuring Expense - Inventory                            --                 --                --            125,430
                                                   ------------       ------------      ------------       ------------
        Gross profit                                  1,166,378            242,497         2,172,292            561,939

Selling, General and Administrative Expenses          3,979,104          1,512,701         7,493,848          4,225,110
Depreciation and Amortization                         2,440,848             50,461         4,209,050            142,176
Provisions for Doubtful Accounts                         58,946             14,717           176,439            203,144
Loss on Sale of partnerAxis                           3,542,584                 --         3,542,584                 --
Restructuring Expense                                        --                 --                --             26,500
                                                   ------------       ------------      ------------       ------------

        Loss from operations                         (8,855,104)        (1,335,382)      (13,249,629)        (4,034,991)
                                                   ------------       ------------      ------------       ------------
Other income (expense):
  Interest expense                                   (1,152,159)          (954,419)       (4,355,987)        (2,285,141)
  Interest & Other income                                34,248             77,591           172,522            162,774
                                                   ------------       ------------      ------------       ------------
        Total Other                                  (1,117,911)          (876,828)       (4,183,465)        (2,122,367)
                                                   ------------       ------------      ------------       ------------

Net loss                                             (9,973,015)        (2,212,210)      (17,433,094)        (6,157,358)

Dividends on preferred stock                             18,975             27,238            56,925             81,714
                                                   ------------       ------------      ------------       ------------

Net Loss Attributable to Common Stockholders       $ (9,991,990)      $ (2,239,448)     $(17,490,019)      $ (6,239,072)
                                                   ============       ============      ============       ============
Loss Per Common Share:
Basic and Diluted                                  $      (0.30)      $      (0.29)     $      (0.83)      $      (0.84)

Weighted Average Number of Common Shares:
Basic and Diluted                                    33,161,240          7,647,031        21,199,733          7,442,739
                                                   ============       ============      ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              EBIZ ENTERPRISES, INC
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                     Nine Months Ended March 31,
                                                                                    -------------------------------
                                                                                       2001                2000
                                                                                    -----------         -----------
                                                                                                         (restated)
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          (17,433,094)         (6,157,358)
  Adjustments to reconcile net loss to net cash used in
   operatin activities:
    Depreciation and amortization                                                     4,209,050             142,176
    Loss on Sales of partnerAxis                                                      3,612,171                  --
    Securities exchanged for services                                                    54,923           1,299,000
    Warrants issued to convertible Debenture holder                                   1,308,077             199,185
    Interest costs of Beneficial Conversion Feature                                   1,679,202           1,509,025
    Amortization of discount and loan fees                                              675,620             250,241
  Changes in assets and liabilities:
    Accounts receivable                                                                   3,645           1,157,689
    Inventory                                                                           (44,295)            742,286
    Prepaid advertising                                                                      --          (1,050,000)
    Prepaid expenses and other current assets                                          (328,606)             17,934
    Accounts payable                                                                   (589,350)            450,475
    Accrued expenses                                                                   (395,147)           (212,416)
                                                                                    -----------         -----------
          Net cash used in operating activities                                      (7,247,804)         (1,651,763)
                                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES: (net of effect of business acquisitions):
  Cash from Business acquisition                                                        128,355                  --
  Increase in other assets                                                              (11,171)                 --
  Purchase of furniture, fixtures, intellectual property and equipment,net             (704,958)           (211,551)
                                                                                    -----------         -----------
          Net cash used in investing activities                                        (587,774)           (211,551)
                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES: (net of effect of business acquisitions):
  Net borrowings under  line of credit                                                  995,776            (100,000)
  Borrowings from convertible secured note                                            1,500,000             488,000
  Borrowings under notes payable                                                             --                  --
  Principal repayments of notes payable                                                (105,047)         (1,026,072)
  Borrowings from convertible debenture, net                                                 --           6,903,391
  Transfer from/(to) restricted cash (non-current), net                               2,394,608          (4,503,707)
  Sale of stock, net of expenses                                                      3,000,000             579,242
                                                                                    -----------         -----------
          Net cash provided by financing activities                                   7,785,337           2,340,854
                                                                                    -----------         -----------

  Net increase (decrease) in cash                                                       (50,241)            477,540
  Cash, beginning of period                                                              50,997              76,366
                                                                                    -----------         -----------
  Cash, end of period                                                                       756             553,906
                                                                                    ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                              140,227             298,445

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services and inventory                                        --           1,299,000
  Dividends accrued on preferred stock                                                   56,925              81,714
  Beneficial Conversion Feature on Convertible Debentures                             1,679,202                  --
  Issuance of warrants to Debenture holder                                            1,363,496             199,185
  Subscriber receivable for common stock to be issued                                        --           4,500,000
  Conversion of debt and related interest to common stock                             2,147,705             244,503
  Issuance of common stock for business acquisition                                  22,372,546             700,000
  Issuance of stock for intangible assets and furniture and equipment                 3,400,000                  --
  Issuance of options for consulting services                                            54,923                  --
  Issuance of stock for intangible assets                                             2,759,250                  --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                      NOTES TO THE FINANCIAL STATEMENTS FOR
            THE THREE AND NINE MONTHS ENDING MARCH 31, 2001 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company has been advised by its independent public accountants that, if the Company has not successfully obtained additional financing prior to the completion of their audit of the Company's consolidated financial statements for the year ended June 30, 2001, their auditor's report on those financial statements will be qualified.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ending March 31, 2001 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended June 30, 2000.

     ACCOUNTS PAYABLE

     Included in accounts payable is approximately $22,000 and $169,000 of bank overdrafts at March 31, 2001 and June 30, 2000, respectively.

     RESTATEMENT

     The Company has restated its financial statements for the three and nine month periods ending March 31, 2000. The restatement relates to the recording of a beneficial conversion feature of the Debenture issued on August 25, 1999 (see
Note 2) and the additional issuance costs related to subsequent amendments that were made to the Debenture. The effect of the restatement did not have an impact on cash flow of the Company. However, it did result in a non-cash charge recorded as additional interest expense.

     A beneficial conversion feature was incurred when the Company issued the Debenture with a non-detachable conversion feature allowing the holder to convert at a price less than the current fair market value of the Company's stock. The Company's stock is highly volatile as a result of low volumes of trades and large spread in bid and ask prices quoted by market makers. As a result of the volatility, the Company believes that an average of closing trade prices over a short period prior to issuance of the Debenture is more representative of fair market value. The Company's interpretation of the fair market value of its common stock on the date of the issuance of the Debenture was different than the position taken by the Securities and Exchange Commission ("SEC") during a recent review. The Company has chosen to accept the SEC's interpretation and restate its financial statements.

     The effect on net loss attributable to common stockholders for the three months ending March 31, 2000 was an increase of $696,542. The effect on net loss per common share, basic and diluted, for the three months ending March 31, 2000 was an increase of $0.09. The effect on net loss attributable to common stockholders for the nine months ending March 31, 2000 was an increase of $1,527,608. The effect on net loss per common share, basic and diluted, for the nine months ending March 31, 2000 was an increase of $0.19. The Company previously reported a net loss attributable to common stockholders of $1.5 million or $0.20 net loss per common share, basic and diluted for the three-month periods ended March 31, 2000, and $4.7 million or $0.63 net loss per common share, basic and diluted, for the nine month periods ended March 31, 2000.

(2)  CONVERTIBLE DEBENTURE

     In August, 1999 the Company completed a private placement of a $7.1 million convertible debt facility (the "DEBENTURE"). In conjunction with the Debenture, the Company issued warrants to acquire 245,000 shares of common stock at a market-based exercise price as defined by the Debenture agreement. The warrants were originally exercisable for the purchase of shares of common stock as follows: 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at
$6.3227 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $796,000, using the following weighted average assumptions: stock price of $7.625, risk free interest rate of 5.63%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as a debt discount in the accompanying consolidated financial statements. Additional issuance costs of approximately $197,000 were paid and recorded as deferred loan fees in the accompanying consolidated financial statements. Discounts and deferred loan fees are amortized using the straight-line method, which approximates the effective interest method, as additional interest expense over the term of the loan.

     The Company received an initial infusion of $2.1 million as a result of issuance of the Debenture, which was utilized to repay outstanding debt at June 30, 1999 and to provide working capital. The remaining $5.0 million was deposited with a bank to collateralize a letter of credit issued as security for the Debenture.

     The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company could draw approximately $.70 for each $1 of Debenture principal converted to fund operations. This ratio has been modified (see Note 5). The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

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

     The Debenture required that the related shares of the Company's common stock issuable upon conversion of the Debenture be registered under the Securities Act of 1933 and the regulations of the SEC before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. As of March 31, 2000, the holder had accrued the rights to convert all the outstanding principal of approximately $4.5 million of the principal of the Debenture into shares of the Company's common stock.

     The Company recorded a beneficial conversion feature of approximately $3.6 million related to the issuance of the Debenture. The beneficial conversion feature was based on the difference between the closing trade price and the conversion price on the date of issuance on the portion of the Debenture that was convertible, net of the proceeds allocated to the warrants. For the portion of the Debenture not convertible upon issuance, the holder accrues the right to convert over a period of 18 months.

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

     In July 2000, the Debenture was amended to reduce the conversion price of $264,087 of principal to the lesser of (a) $1.00 or (b) the average of the three lowest trade prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In connection with the amendment to the Debenture, the Company recorded additional deferred loan fees of approximately $170,000, which will be amortized over the remaining term of the Debenture that the holder accrues the right to convert.

     In connection with the February 2000 amendment, $500,000 of the cash collateral was released by the holder. In connection with the July 2000 amendment, an additional $250,000 of cash collateral was released by the holder.

     Also, in conjunction with the July 2000 release of funds, the Company issued warrants to acquire 125,000 shares of common stock at $2.00 per share. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $125,000, using the following weighted average assumptions: stock price of $1.56, exercise price of $2.00, risk free rate of 6.48%, expected life of five years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as financing costs in the accompanying consolidated financial statements. The remaining net cash collateral is reflected as other restricted cash in the accompanying consolidated financial statements.

     On October 19, 2000, the Debenture holder and the Company agreed to additional modifications of the Debenture. The Company agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2.5 million shares of the Company's common stock. The Debenture holder agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional $416,500, in two $208,250 increments provided November and December net revenues equaled or exceeded certain projected levels. Upon reduction of the collateral requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reductions of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. The Company also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the amount equal to the average of the lowest three trade prices of the Company's common stock for the 15 consecutive trading days ending on the day preceding the date of submission of a conversion notice, for an additional $416,500 principal amount of the Debenture and to re-price the exercise price of an existing outstanding warrant to purchase 245,000 shares to $4.00 per share. The warrant was originally exercisable at $6.3227 per share for 125,000 shares, $7.4723 per share for 60,000 shares and $8.6219 per share for 60,000 shares. The fair market value of the re-priced warrant, as calculated by the Black-Scholes pricing model, was estimated to be approximately $55,000, using the following weighted average assumptions: stock price of $0.88, exercise price of $4.00, risk free interest rate of 6.48%, expected life of 3.5 years, a volatility factor of 80% and a dividend yield of 0%. In connection with the re-pricing of the warrant, the Company recorded additional deferred loan fees of approximately $55,000, which will be amortized as interest expense over the remaining term of the Debenture.

     In connection with the modification of the Debenture, the Company issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to The Canopy Group, Inc. ("Canopy"). In consideration for issuance of the warrants, Canopy purchased the 2.5 million shares issued upon conversion of the Debenture from the Debenture holder. The fair value of these warrants, as calculated by the Black-Scholes pricing model, was estimated to be approximately $740,000, using the following weighted average assumptions: stock price of $0.84, risk free interest rate of 6.48%, expected life of five years, a volatitlity factor of 80% and a dividend yield of 0%. In connection with the issuance of the warrants, the Company recorded a charge to interest expense of approximately $740,000.

     Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the registration process. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,200 of interest converted into 4,799 shares of common stock during March through June 2000. The fair value of the Company's common stock ranged from $6.90 to $1.92 on the dates of the interest conversions during the period from February to June 2000. The Company recorded a beneficial conversion feature on the conversion of interest for the period of February through June of 2000 of approximately $86,000. Additionally, during February through June 2000, approximately $429,000 of principal was converted to 222,683 shares. No conversions were made during July and August 2000. During September 2000, approximately $60,900 of principal and $3,293 of interest was converted into 63,563 and 3,437 shares of common stock, respectively. The fair value of the Company's common stock ranged from $1.06 to $2.13 on the dates of the interest conversion in September 2000. The Company recorded a beneficial conversion feature on the conversion of interest of approximately $2,000, which is reflected as additional interest expense during the three months ending September 30, 2000. As of March 31, 2001 the remaining balance of accrued interest payable was approximately $598,000.

(3)  PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC.

     On September 15, 2000, the Company entered into a Purchase and Sale Agreement with Caldera Systems, Inc. ("CALDERA") for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company will further develop the business concept in a wholly owned subsidiary, partnerAxis, Inc. ("partnerAxis"). The Company issued 4,000,000 shares of its common stock to Caldera as its initial payment for cash and assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Of the $6.4 million total, $3,360,811 has been recorded as partnerAxis intangible assets, $3 million as restricted cash and $39,189 as furniture and equipment in the accompanying consolidated financial statements. The $3 million of restricted cash was dedicated for use in developing and implementing the partnerAxis business plan. The intangible assets are anticipated to be amortized over a useful life of 2 to 3 years. Up to 4,000,000 additional shares of common stock were issuable to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001. The exact number of additional shares to be issued is not determinable at this time.

     The Company has reached an agreement in principle with Caldera as reflected in a term sheet dated January 24, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. As part of the Purchase and Sale Agreement, $3 million in proceeds from the sale to Caldera of 3 million shares of common stock of the Company were to be used in developing the business plan of partnerAxis. Caldera and the Company have agreed to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which now total $2.1 million. Per the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million must be deposited with the escrow agent no later than June 30, 2001 (the "ESCROW FUNDS"). Prior to this date, the Company may use those funds for purposes other than developing the business plan of partnerAxis, and the Company has, in fact, used $1.1 million of the Escrow Funds for other purposes. Should the Company fail to deposit the $1.1 million with the escrow agent by June 30, 2001, the Company is required to issue to Caldera a warrant to purchase 1 million shares of common stock of the Company at the price per share and on terms and conditions as set forth in the warrant. Additional terms include payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. Final documents for the modification should be completed and executed in the near future.

     On April 16, 2001, the Company completed the sale of its wholly owned subsidiary, partnerAxis, Inc. ("partnerAxis"), to BySynergy, LLC ("BySynergy"), pursuant to a Stock Purchase Agreement dated April 13, 2001 (see Note 7).

(4)  SECURED CONVERTIBLE PROMISSORY NOTE

     On August 22, 2000, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $500,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of common stock at $1.00 per share at the holder's discretion. The maturity date of the note was September 22, 2000. The fair market value of the Company's stock was $1.26 on the date of issuance. A beneficial conversion feature of $130,000 has been recorded as interest expense.

     The note was amended December 31, 2000 and combined with a $500,000 Secured Convertible Promissory Note dated July 10, 2000 from LinuxMall to Canopy plus all accrued interest (the "AMENDED NOTE"). The Amended Note was issued for a total principal amount of $1,041,781 and is due June 30, 2001. If the Amended
Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Amended Note. In addition, warrants to purchase 1,230,769 shares of the Company's common stock at $0.375 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $215,000, using the following weighted average assumptions: stock price of $0.375, exercise price of $0.375, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as interest expense.

     On January 29, 2001, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $1,000,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is due on October 29, 2001 (THE "CANOPY 1/29/01 NOTE"). If the Canopy 1/29/01 Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Canopy 1/29/01 note. In addition, warrants to purchase 1,063,829 shares of the Company's common stock at $0.47 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $233,000, using the following weighted average assumptions: stock price of $0.47, exercise price of $0.47, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as interest expense.

(5)  ACQUISITION OF LINUXMALL.COM , INC.

     On October 5, 2000, the Company completed the acquisition of LinuxMall by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million for the acquisition comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options to purchase 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, $5.7 million in net liabilities are included in the calculation for a total consideration of $20.5 million. Approximately 2.5 million shares were issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The amendments to the original purchase agreement were not significant, except for a change in the conversion ratio on October 3, 2000, which reduced the ratio from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new measurement date for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation of the total purchase price is as follows:

                                                           Period of
                                                          Amortization
                                             Amount         In Years
                                          ------------    ------------
          ALLOCATION:
          Current assets                  $    722,071
          Other non-current assets             461,163
          Current liabilities               (4,387,921)
          Long-term debt                    (2,526,270)
                                          ------------
          Assembled workforce                  330,000          3
          Technology                         1,310,000          3
          Customer List                        770,000          2
          Trademarks                         4,210,000          5
          Goodwill                          13,845,771          5
                                          ------------
                                          $ 14,734,814
                                          ============

     The liabilities were comprised of convertible debt, trade accounts payable and accrued expenses.

(6)  ACQUISITION OF JBSI, INC.

     On January 4, 2001, the Company completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $7.8 million for the acquisition comprised of 8.3 million shares of the Company's common stock valued at $6.0 million and options for 3.7 million shares of the Company's common stock valued at $1.7 million. The fair value of all shares to be issued to acquire JBSI equals approximately $6.0 million or $0.7312 per share. The fair value of the options was calculated by using the Black-Scholes pricing model using the following weighted average assumptions: stock price of $0.7312, exercise price of $0.40, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%. In addition, $3.7 million in net liabilities are included in the calculation of the total consideration of $11.5 million. Amendments to the Plan of Merger dated November 20, 2000 were not significant, and this measurement date was used for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of two to five years.

(7)  SUBSEQUENT EVENTS

     On April 6, 2001, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $1,000,000 in exchange for cash (THE "CANOPY 4/6/01 NOTE"). The proceeds were funded for customers purchase orders for the manuafacturing of high performance computers. The note bears interest at the annual compounded rate of 10% per annum and is due on Ocotober 5, 2001. If the Amended Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Canopy 4/6/01 note. In addition, warrants to purchase 520,834 shares of the Company's common stock at $0.96 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $233,000, using the following weighted average assumptions: stock price of $0.47, exercise price of $0.47, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and will be recorded as interest expense in the quarter ending June 30, 2001.

     On April 16, 2001, the Company completed the sale of its wholly owned subsidiary, partnerAxis, Inc.("partnerAxis"), to BySynergy, LLC ("BySynergy"), pursuant to a Stock Purchase Agreement dated April 13, 2001. The Company realized a loss of $3,612,171 in relation to the sale of partnerAxis.

     At the Closing, the Company conveyed all of the outstanding capital stock of partnerAxis to BySynergy for a nominal cash payment, and the Company delegated to BySynergy certain duties and obligations of the Company (the "Obligations") set forth in the Use Restriction Agreement dated September 15, 2000 by and between the Company and Caldera Systems, Inc. ("Caldera") as modified. BySynergy expressly assumed the Obligations and agreed to fully perform all of the Obligations which are identified as (i) providing a minimum of $1.1 million in financing for partnerAxis no later than June 30, 2001 and continuing to develop, fund and operate partnerAxis until December 31, 2001,
(ii) paying to Caldera a 5% royalty on the total gross revenue earned by partnerAxis, their successors and assigns with respect to the business of partnerAxis, and (iii) granting to Caldera, for its internal business purposes only, a perpetual fully paid-up, royalty free license to use all of the intellectual property, technology, software, the computer programs, trade secrets, data, designs, proprietary works and processes now-existing or as it may be developed in the future that is used in or related to or associated with the business of partnerAxis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

OVERVIEW

     EBIZ had two significant developments during the quarter ended March 31, 2001 which are anticipated to generate both expense savings and revenue growth. The developments were the acquisition of Jones Business Systems, Inc. ("JBSI") and the disposition of a subsidiary, partnerAxis, Inc. ("partnerAxis").

     With the acquisition of JBSI, we almost tripled our revenue to approximately $8.4 million. Also, after deducting non-recurring and one-time expenses discussed below, our selling, general and administrative expense, as a percentage of sales, has been reduced from 68% to 23% as compared to the quarter ended March 31, 2000. The favorable financial impact that is anticipated from the complete integration of JBSI will be realized beginning next quarter.

     Even with the achievement of our cost reductions and revenue growth goals we will still need to raise additional capital to satisfy current obligations. Details of management's plans to address capital needs are discussed below. See "Liquidity and Capital Resources".

ACQUISITION OF JBSI - Effective January 4, 2001, we completed the acquisition of JBSI. JBSI is a computer integrator primarily focused in the UNIX marketplace, which brings approximately $30 million in additional annual revenue to our operations. We believe that one of the greatest sources of new Linux users will come from the UNIX environment and that direct and first access to this user base provides us with a substantial advantage over our competition.

     Equally important, we finalized our integration into JBSI's state-of-the-art manufacturing facility located in Stafford, Texas. During the quarter, inventory and all production, purchasing and customer service functions were relocated from the Arizona location to the Stafford facility. We believe that significant cost reductions will be realized in future operations through the elimination of non-recurring costs such as personnel, professional fees, facility overhead and advertising. The savings from these reductions were not realized for the quarter ending March 31, 2001 for two reasons. The complete integration of the two companies was not completed until March 2001, resulting in duplicate costs through most of the quarter. The most significant reduction, an approximate 31% decrease in the employee head count, had no favorable impact on the current quarter expenses because of the severance packages issued to the terminated employees. However, we anticipate that these reductions will produce a savings of approximately $400,000 per quarter into the future.

     In addition, we incurred one-time charges totaling approximately $1 million during the quarter ended March 31, 2001, which were mostly related to the JBSI acquisition. The one-time expenses were primarily legal and accounting professional fees, relocation related expenses, loss on disposition of assets from shutting down the Colorado and Arizona facilities, and the write-off of inactive inventory.

DISPOSITION OF PARTNERAXIS - On April 16, 2001, we completed the disposition of partnerAxis. With the disposition, we realized a non-cash loss of $3.6 million, primarily due to the write off of the intangible assets and capitalized software development costs previously recorded.

     The major factors leading to the decision to dispose partnerAxis were the costs necessary to operate the subsidiary, approximately $500,000 during the quarter ended March 31, 2001. The disposition relieves the requirement of raising additional capital necessary to fund the continuing development of partnerAxis until it could begin to produce revenues. The disposition also allows us to focus primarily on our core business of supplying computing solutions to our corporate and channel accounts nationwide.

     Although there is considerable focus on reduction of expenses, an increase in revenue is mandatory for success. Our primary sales focus continues to migrate to the configuring and selling of Linux based servers and computer solutions for a variety of business applications. This bundled solutions approach offers higher margins and is directed to the corporate environment. Our research and development team has been working on several new products that focus on the "SPECIALIZED SERVER" marketplace. During the quarter ended March 31, 2001 we began to receive orders for these products and began shipping these products in April.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Sales for the three months ended March 31, 2001 were $8,417,852 compared to $2,223,655 in the three months ended March 31, 2000. The $6,194,197 increase, approximately 278.6% over the prior period, was due to the additional sales volume added by the JBSI acquisition.

     Cost of sales for the three months ended March 31, 2001 was $7,251,474 as compared to $1,981,158 for the three months ended March 31, 2000, an increase of $5,270,316. The cost of sales percentage for the three months ended March 31, 2000, decreased to 86.1% of sales, down from 89.1% of sales for the same period in 2000, which resulted in a corresponding gross profit margin increase to 13.9% from 10.9% for the respective periods. The 3% increase was the result of our continued emphasis on higher margin Linux systems and components and advertising revenues. During the quarter ending March 31, 2001, we recorded a charge to cost of sales of approximately $135,000 (1.5% of revenue for the quarter) for obsolete and inactive inventory. The gross profit for the fiscal quarter ended March 31, 2001 was $1,166,378, an increase of $923,881 from the fiscal quarter ended March 31, 2000.

     Selling, general and administrative expense was $3,979,104, or 47% of revenue, for the three months ended March 31, 2001 as compared to $1,512,701, or 68% of revenue, for the same period in 2000. The increase of $2,466,403, or 163.0%, was due to additional expenses related to the JBSI acquisition in the form of one-time merger related expenses of approximately $1 million. These expenses represent primarily professional fees, travel and restructuring charges related to the closing of facilities in Arizona and Colorado. Additional cost increases of approximately $500,000 came from the continued development of partnerAxis, approximately $1.2 million from an increase in employee related costs, primarily salaries, commissions and benefits, and $100,000 from duplicate overhead expenses related to the separate operation of the companies until the integration was complete. These increases were partially offset by a decrease of $450,000 in marketing and advertising expenses.

     Depreciation and amortization expense increased to $2,440,848 in the three months ended March 31, 2001 from $50,461 in the same period in 2000. The increase was due to the amortization of the partnerAxis intangible asset and the goodwill recorded as the result of the LinuxMall and JBSI acquisitions.

     Interest expense for the three months ended March 31, 2001 was $1,152,159 as compared to $954,419 for the three months ended March 31, 2000. The increase of $197,740 was principally due to the costs recorded for the additional warrants issued in connection with financing activities. Interest and other income was $34,248 for the three months ended March 31, 2001 as compared to $77,591 for the same period in 2000.

     The preceding factors resulted in a net loss attributable to common stockholders of $9,991,990 or $0.30 per diluted share for the three months ended March 31, 2001 as compared to a net loss attributable to common stockholders of $2,239,448, or $0.29 per diluted share, for the three months ended March 31, 2000.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

     Sales were $14,007,310 for the nine months ended March 31, 2001 compared to $10,127,232 for the nine months ended March 31, 2000. The increase of $3,880,078, approximately 38.3% over the prior period, was due to the volume added by the JBSI acquisition.

     Cost of sales for the nine months ended March 31, 2001 was $11,835,018 as compared to $9,439,863 for the nine months ended March 31, 2000, an increase of $2,395,155. The cost of sales percentage for the nine months ended March 31, 2001 decreased to 84.5% of sales from 94.5% of sales for the same period in 2000, resulting in a corresponding gross profit margin increase to 15.5% from 5.5% of sales for these same periods. This improvement was the direct result of our strategic shift towards Linux products and systems and the addition of higher margin sales by the JBSI acquisition. During the nine months ending March 31, 2001, we recorded a charge to cost of sales of approximately $135,000 for obsolete and inactive inventory. The gross profit for the nine months ended March 31, 2001 was $2,172,292, an increase of $1,610,353 from the nine months ended March 31, 2000.

     Selling, general and administrative expense was $7,493,848, or 53% of revenue, for the nine months ended March 31, 2001 as compared to $4,225,110, or 42% of revenue, for the same period in the prior year. The increase of
$3,268,738, or 77.4%, was due to additional expenses related to the JBSI acquisition in the form of one-time merger related expenses of approximately $1 million. These expenses represent primarily professional fees, travel and restructuring charges related to the closing of facilities in Arizona and Colorado. Additional cost increases of approximately $700,000 came from the continued development of partnerAxis, approximately $1.9 million from an increase in employee related costs, primarily salaries, commissions and benefits, and $100,000 from duplicate overhead related to the separate operation of the companies until the integration was complete. These increases were partially offset by a decrease of $350,000 in marketing and advertising expenses.

     Depreciation and amortization expense for the nine months ended March 31, 2001 was $4,209,050, an increase of $4,066,874 over the $142,176 recorded for the nine months ended March 31, 2000. The increase was due to the amortization of the partnerAxis intangible assets and the amortization of the goodwill recorded as the result of the LinuxMall and JBSI acquisitions.

     Interest expense was $4,355,987 for the nine months ended March 31, 2001 as compared to $2,285,141 for the nine months ended March 31, 2000. The increase of $2,070,846 was primarily due to the amortization expenses related to the Debenture, costs recorded for the warrants issued in connection with capital financings, and interest on additional debt assumed with the acquisition of LinuxMall and JBSI. Interest and other income for the nine months ended March 31, 2001 was $172,522, an increase of $9,748 from the same period in 2000.

     The preceding factors resulted in a net loss attributable to common stockholders of $17,490,019, or $0.83 per diluted share, for the nine months ended March 31, 2001 as compared to a net loss attributable to common stockholders of $6,239,072, or $0.84 per diluted share, for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our net cash used in operating activities for the nine months ended March 31, 2001 was $7,247,804 as compared to $1,651,763 used in the nine months ended March 31, 2000. The operating cash shortage was financed through financing activities discussed below.

     The net cash used from investing activities during the nine months ending March 31, 2001 was $587,774. The most significant expenditure was capitalized software of $886,980, representing the acquisition and development of the software for partnerAxis. This amount was written off, as part of the loss on sale of partnerAxis, in the quarter ended March 31, 2001.

     Net Cash from financing activities during the nine months ended March 31, 2001 was $7,785,337. $3.0 million was realized from the sale of stock to Caldera Systems, Inc. ("Caldera") in September, 2000. These funds were restricted for use in developing partnerAxis and $2,805,481 were utilized in the nine months ended March 31, 2001. We received loans in the amount of $1,500,000 from The Canopy Group, Inc. ("Canopy") and $2,394,608 was released from restricted cash by the Debenture holder. With the acquisition of JBSI, we acquired a revolving line of credit ("RLOC") in the amount of $3.5 million from which a net of approximately $1 million was drawn during the quarter ended March 31, 2001. As of March 31, 2001, $2.6 million of the RLOC had been utilized.

     We do not anticipate that our operating activities will generate sufficient cash flow to meet all of our operating requirements and other current working capital deficiencies for the next quarter. Consequently, it will be necessary to raise additional funds from equity or debt financing and receive an extension on existing loans. No assurance can be given that such additional financing will be available on acceptable terms or at all. In the event we are unsuccessful in resolving our working capital needs, our operations will be severely and adversely impacted and we may be required to seek relief in a Chapter 11 bankruptcy reorganization proceeding.

     In order to improve its working capital position, we are aggressively addressing the following issues:

     * REPLACING THE EXISTING REVOLVING LINE OF CREDIT. The RLOC referred to above is with Finova Capital Corporation ("Finova") which is secured by our receivables and inventory, which supplies working capital to fund operations. The RLOC expired on April 15, 2001 management is currently in negotiation to extend the RLOC until June 2001 and to obtain a replacement credit facility.

     * RAISING CAPITAL THROUGH THE SALE OF CONVERTIBLE DEBENTURES. We have had discussions with selected investment bankers and brokers regarding private placement of convertible debentures to raise up to $5 million in additional cash for working capital.

     * RESTRUCTURING OF CURRENT PAYABLES AND SHORT-TERM OBLIGATIONS. We have contacted several of our largest creditors to discuss restructuring of our current payables and short-term obligations.

DEBENTURE AND WARRANT

     On August 25, 1999 we issued the Debenture and Warrant for a total of $7.1 million. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by current deposits at American National Bank and Trust Company of Chicago. The initial amount deposited was $5,000,000 reduced by $500,000 released during February 2000, $250,000 in July 2000 and $2,083,500 in October 2000. In connection with the release of the $250,000 in July 2000, we issued an additional warrant to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of December31, 2000, the warrant had not been exercised. The required amount of the restricted cash decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Aggregate conversions of principal and accrued interest have been made and as of March 31, 2001, $2,725,209 of principal and accrued interest had been converted to 2,831,028 shares of common stock.

     On February 8, 2000, Ebiz and the holder of the Debenture agreed to modify the terms of conversion of the Debenture. The per share conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of (a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000. As modified, the principal of the Debenture is convertible into a minimum of 1,826,831 shares.

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

     The Warrant was exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at $6.3227 per share. The exercise prices were modified on October 19, 2000 to $4.00 per share in connection with the transaction described above. The Warrant is exercisable at any time prior to August 22, 2004. As of March 31, 2001 none of the Warrants have been exercised.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB/A for the fiscal year ended June 30, 2000, including those in the Notes to

Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based. Our filings with the SEC, including the Form 10-KSB/A referenced above, may be accessed at the SEC's Web site, www.sec.gov.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings and have certain outstanding claims as described in our Form 10-KSB/A for the year ended June 30, 2000. Certain outstanding vendor claims have been settled. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 31, 2000, we amended the Canopy note and combined it with a $500,000 Secured Convertible Promissory Note dated July 10, 2000 from LinuxMall to Canopy plus all accrued interest (the "AMENDED NOTE"). The Amended Note was issued for a total principal amount of $1,041,781 and is due June 30, 2001. If the Amended Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of issuance of the Amended Note. In addition, warrants to purchase 1,230,769 shares of common stock at $0.375 per share were issued to Canopy. The note and warrants were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On January 3, 2001, we issued approximately 2.8 million shares of common stock upon conversion of the remaining outstanding preferred convertible debentures assumed in the LinuxMall acquisition. The principal and interest balances converted were $2.6 million and $140,000, respectively. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On January 4, 2001, we completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary. Under the terms of the final transaction, we agreed to issue 8.3 million shares of our common stock valued at $6.0 million and options to purchase 3.7 million shares of our common stock valued at $1.7 million. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     On January 29, 2001, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $1,000,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is due on October 29, 2001 (THE "CANOPY 1/29/01 NOTE"). If the Canopy 1/29/01 Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of issuance of the Canopy 1/29/01 note. In addition, warrants to purchase 1,063,829 shares of common stock at $0.47 per share were issued to Canopy. The note and warrants were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On April 6, 2001, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $1,000,000 in exchange for cash (THE "CANOPY 4/6/01 NOTE"). The proceeds were funded for customers purchase orders for the manuafacturing of high performance computers. The note bears interest at the annual compounded rate of 10% per annum and is due on October 5, 2001. If the Amended Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of issuance of the Canopy 4/6/01 Note. In addition, warrants to purchase 520,834 shares of common stock at $0.96 per share were issued to Canopy. The note and warrants were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

     (b)  REPORTS ON FORM 8-K

               During the quarter ending March 31, 2001, Ebiz filed a Form 8-K on January 19, 2001, a Form 8-K on January 22, 2001, a Form 8-K/A on January 26, 2001, a Form 8-K/A on March 20, 2001 and a Form 8-K/A on March 23, 2001.

               The Form 8-K filed on January 22, 2001, the Form 8-K/A filed on January 26, 2001 and Form 8-K/A filed on March 23, 2001 disclosed information related to the resignation of Ebiz's independent accountant.

               The Form 8-K filed on January 19, 2001 the Form 8-K/A filed on March 20, 2001 disclosed information related to the acquisition of JBSI by Ebiz.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                        EBIZ ENTERPRISES, INC.



Dated May 15, 2001                      By /s/ Ray Goshorn
                                           -------------------------------------
                                           Ray Goshorn
                                           Chief Financial Officer