Form 10QSB/A
period 2000-09-30
EBIZ ENTERPRISES INC
filed 2001-05-22
CIK 1094944

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

                             EBIZ ENTERPRISES, INC.
                             INDEX TO FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                  PAGE NUMBER

Item 1. Consolidated Financial Statements...................................   2
          Consolidated Balance Sheets
            September 30, 2000 and June 30, 2000 ...........................   2
          Consolidated Statements of Operations
            For the Three Months Ended September 30, 2000 and 1999..........   3
          Consolidated Statements of Cash Flows
            For the Three Months Ended September, 2000 and 1999.............   4
          Notes to the Consolidated Financial Statements....................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations...............................................  12

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings...................................................  16

Item 2. Changes in Securities...............................................  17

Item 5. Other Information...................................................  17

Item 6. Exhibits and Reports on Form 8-K....................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                                 September 30,     June 30,
                                                                     2000            2000
                                                                 ------------    ------------
                                     ASSETS                       (Unaudited)
                                                                  (Restated)
Current Assets:
  Cash                                                           $     75,010    $     50,997
  Restricted cash (Note 3)                                          3,000,000              --
  Accounts receivable, net of allowance for doubtful accounts of $137,602 and $75,988 at September 30, 2000 and
    June 30, 2000, respectively                                       851,045         585,846
  Inventory, net                                                      756,786         747,545
  Prepaid expenses and other current assets                            79,074          28,158
                                                                 ------------    ------------
        Total current assets                                        4,761,915       1,412,546

Furniture and Equipment, net                                          572,569         532,896
Deferred Loan Fees, net                                               111,420         131,079
Restricted cash (Note 2)                                            4,253,132       4,504,164
partnerAxis Intangible Assets, net                                  3,314,772              --
Goodwill, net                                                         577,965         629,162
                                                                 ------------    ------------
        Total assets                                             $ 13,591,773    $  7,209,847
                                                                 ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                               $  2,333,135    $  1,880,822
  Accrued expenses                                                  1,598,766       1,367,135
  Line of credit                                                      250,000         250,000
  Secured convertible note                                            500,000              --
  Convertible debenture                                               946,666              --
  Notes payable                                                        71,928          71,928
                                                                 ------------    ------------
        Total current liabilities                                   5,700,495       3,569,885
                                                                 ------------    ------------
Convertible Debenture, net                                          4,065,943       4,503,579
                                                                 ------------    ------------
        Total liabilities                                           9,766,438       8,073,464
                                                                 ------------    ------------
Commitments and Contingencies
Redeemable common stock:  240,000 shares outstanding                1,200,000       1,200,000
                                                                 ------------    ------------
Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value;
    5,000,000 shares authorized; 7,590 shares
    issued and outstanding at September 30, 2000
    and June 30, 2000, liquidation $100 value per share               366,737         366,737
  Common stock; $.001 par value; 70,000,000 shares authorized;
    12,564,566 and 8,497,566 shares issued and outstanding at
    September 30, 2000 and June 30, 2000, respectively                 12,565           8,498
  Additional paid-in capital                                       16,615,535       9,808,580
  Accumulated deficit                                             (14,369,502)    (12,247,432)
                                                                 ------------    ------------
        Total stockholders' equity (deficit)                        2,625,335      (2,063,617)
                                                                 ------------    ------------
  Total liabilities and stockholders' equity (deficit)           $ 13,591,773    $  7,209,847
                                                                 ============    ============

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2000               1999
                                                 -----------        -----------
                                                          (Unaudited)
                                                           (Restated)
NET REVENUES                                     $ 2,429,807        $ 5,638,628
COST OF SALES                                      2,061,908          5,346,605
                                                 -----------        -----------
        GROSS PROFIT                                 367,899            292,023

SELLING, GENERAL & ADMINISTRATIVE EXPENSES         1,129,450          1,236,978
DEPRECIATION AND AMORTIZATION                        169,143             40,628
PROVISIONS FOR DOUBTFUL ACCOUNTS                      61,714             31,930
                                                 -----------        -----------
        LOSS FROM OPERATIONS                        (992,408)        (1,017,513)
                                                 -----------        -----------
OTHER INCOME (EXPENSE):
     INTEREST EXPENSE                             (1,179,118)          (453,328)
     INTEREST & OTHER INCOME                          68,431             21,256
                                                 -----------        -----------
        TOTAL OTHER                               (1,110,687)          (432,072)
                                                 -----------        -----------

NET LOSS                                          (2,103,095)        (1,449,585)

DIVIDENDS ON PREFERRED STOCK                          18,975             27,238
                                                 -----------        -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $(2,122,070)       $(1,476,823)
                                                 ===========        ===========

LOSS PER COMMON SHARE:
BASIC AND DILUTED                                $     (0.23)       $     (0.20)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES: BASIC
AND DILUTED                                        9,141,066          7,319,972
                                                 ===========        ===========

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                               2000               1999
                                                                            -----------        -----------
                                                                                     (Unaudited)
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(2,103,095)       $(1,449,585)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
      Depreciation and amortization                                             169,143             40,628
      Stock exchanged for services                                                   --              9,000
      Warrants issued to convertible Debenture holder                           125,166                 --
      Interest costs of Beneficial Conversion Feature                           726,670            236,534
      Amortization of discount and loan fees                                    165,500             33,094
      Changes in assets and liabilities:
        Accounts receivable                                                    (265,199)           (49,351)
        Inventory                                                                (9,241)           140,472
        Prepaid expenses and other current assets                               (50,916)            31,313
        Accounts payable                                                        452,313            452,069
        Accrued expenses                                                        215,948           (157,314)
                                                                            -----------        -----------

              Net cash used in operating activities                            (573,711)          (713,140)
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                                 (72,391)           (80,165)
                                                                            -----------        -----------

              Net cash used in investing activities                             (72,391)           (80,165)
                                                                            -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                               --           (350,000)
  Borrowings under secured convertible note                                     500,000                 --
  Borrowings under notes payable                                                     --            488,000
  Principal repayments of notes payable                                              --           (887,900)
  Borrowings under convertible debenture, net                                        --          6,903,391
  Transfer from/(to) restricted cash non-current, net                           251,032         (5,000,000)
  Transfer from/(to) restricted cash, net                                    (3,000,000)                --
  Sale of stock, net of expenses                                              2,919,083             47,850
                                                                            -----------        -----------

              Net cash provided by financing activities                         670,115          1,201,341
                                                                            -----------        -----------

   Net increase in cash                                                          24,013            408,036
  Cash, beginning of period                                                      50,997             76,366
                                                                            -----------        -----------
  Cash, end of period                                                       $    75,010        $   484,402
                                                                            ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $     6,990        $   124,295

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
    Issuance of common stock for services                                   $        --        $     9,000
    Dividends accrued on preferred stock                                    $    18,975        $    27,238
    Issuance of warrants to convertible Debenture holder                    $   125,166        $        --
    Conversion of debt and related interest to common stock                 $    64,205        $        --
    Issuance of common stock for furniture, equipment & intangible assets   $ 3,400,000        $        --

                     The accompanying notes are an integral
                 part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company has directed its primary strategy towards the Linux operating system segment of the market. Management believes the demand for the Linux-based products and services represents a rapidly growing business opportunity. Management believes the completion of the LinuxMall.com, Inc. ("LINUXMALL") merger (see Note 5) has created additional opportunities and that the investment by Caldera Systems, Inc. ("CALDERA") (see Note 3) and the investment by The Canopy Group, Inc. ("CANOPY") (see Note 5) evidence the Company's ability to obtain additional financing. The merger with Jones Business Systems, Inc. ("JBSI") (see Note 5) is also expected to create additional opportunities for financing. The Company was successful in acquiring additional capital investments from Canopy in January 2001. In addition to pursuing additional investors, the Company continues to undertake cost control measures in its operations. The merger with JBSi is expected to create opportunities to eliminate duplicative and redundant costs.

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

                                                 Sept. 30,         June. 30,
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

     STRATEGIC ALLIANCE

     The Company entered into an "exclusive marketing alliance" with UserFriendly on September 20, 2000 for a period of 12 months. Under the terms of the agreement, UserFriendly provides advertising services on its Web site and a direct link to Ebiz's Web site, TheLinuxStore.com, where all purchase transactions are made by customers. Under the terms of the agreement, Ebiz is to pay UserFriendly a fixed monthly advertising fee and a percentage of the gross margin recorded by Ebiz for sales to customers coming through the direct connection between the Web sites. These payments will be recorded as advertising and commission expenses, respectively. No revenue generating transactions or advertising had occurred under the terms of the agreement as of September 30, 2000.

     RESTATEMENT

     The Company has restated it's financial statements for the three-month periods ending September 30, 2000 and 1999. The restatement relates to the recording of a beneficial conversion feature of the Debenture issued on August 25, 1999 (see Note 2) and the additional issuance costs related to subsequent amendments that were made to the Debenture. The effect of the restatement did not have an impact on cash flow of the Company. However, it will result in a non-cash charge recorded as additional interest expense.

     A beneficial conversion feature was incurred when the Company issued the Debenture with a non-detachable conversion feature allowing the holder to convert at a price less than the current fair market value of the Company's stock. The Company's stock is highly volatile as a result of low volumes of trades and large spread in bid and ask prices quoted by market makers. As a result of the volatility, the Company believes that an average of closing trade prices over a short period prior to issuance of the Debenture is more representative of fair market value. The Company's interpretation of the fair market value of its common stock on the date of the issuance of the Debenture was different than the position taken by the Securities and Exchange Commission ("SEC") staff during a recent review. The Company has chosen to accept the SEC's interpretation and restate its financial statements.

     In addition, the financial position and results of operations presented in the financial statements for the quarter ended September 30, 2000, have been restated to (a) increase the value of the transaction for the purchase and investment with Caldera Systems, Inc. (see Note 3) as a single multi-element transaction, (b) record a beneficial conversion feature on the secured convertible promissory note issued in August 2000 (see Note 4), and (c) classify cash restricted in use to restricted cash.

     The effect on net loss attributable to common stockholders for the three months ending September 30, 2000 and 1999 was an increase of $812,388 and $236,534, respectively. The effect on net loss per common share, basic and diluted, for the three months ending September 30, 2000 and 1999 was an increase of $0.09 and $0.03, respectively. The Company previously reported a net loss attributable to common stockholders of $1.3 million and $1.2 million or $0.14 and $0.17 net loss per common share, basic and diluted for the three month period ended September 30, 2000 and 1999, respectively.

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

     The Debenture required that the related shares of the Company's common stock issuable upon conversion of the Debenture be registered under the Securities Act of 1933 and the regulations of the SEC before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. As of September 30, 2000, the holder had accrued the rights to convert approximately $5.5 million of the principal of the Debenture into shares of the Company's common stock.

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

     Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the registration process. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,200 of interest converted into 4,799 shares of common stock during March through June 2000. The fair value of the Company's common stock ranged from $6.90 to $1.92 on the dates of the interest conversions during the period from February to June 2000. The Company recorded a beneficial conversion feature on the conversion of interest for the period of February through June of 2000 of approximately $86,000. Additionally, during February through June 2000, approximately $429,000 of principal was converted to 222,683 shares. No conversions were made during July and August 2000. During September 2000, approximately $60,900 of principal and $3,293 of interest was converted into 63,563 and 3,437 shares of common stock, respectively. The fair value of the Company's common stock ranged from $1.06 to $2.13 on the dates of the interest conversion in September 2000. The Company recorded a beneficial conversion feature on the conversion of interest of approximately $2,000, which is reflected as additional interest expense during the three months ending September 30, 2000. As of September 30, 2000 the remaining balance of accrued interest payable was approximately $391,000.

     Subsequent to September 30, 2000, the Company did not have the required amount of reserved common shares available under the Debenture, and as a result, the portion of the Debenture that is redeemable in cash by the holder has been classified as current in the accompanying consolidated balance sheet.

(3)  PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC.

     On September 15, 2000, the Company entered into a Purchase and Sale Agreement with Caldera for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company will further develop the business concept in a wholly owned subsidiary, partnerAxis. The Company issued 4,000,000 shares of its common stock to Caldera as its initial payment for the assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Of the $6.4 million total, $3,360,811 has been recorded as partnerAxis intangible assets, $3 million as restricted cash and $39,189 as furniture and equipment in the accompanying consolidated financial statements. The restricted cash consists of funds restricted for use in developing and implementing the partnerAxis business plan. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of two to three years. Up to 4,000,000 additional shares of common stock may be issued to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001. The exact number of additional shares to be issued is not determinable at this time.

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

     On October 19, 2000, the Debenture holder and the Company agreed to additional modifications of the Debenture. The Company agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2.5 million shares of the Company's common stock. The Debenture holder agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional $416,500, in two $208,250 increments provided November and December net revenues equal or exceeded certain projected levels. Upon reduction of the collateral requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reductions of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. The Company also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the amount equal to the average of the lowest three trade prices of the Company's common stock for the 15 consecutive trading days ending on the day preceding the date of submission of a conversion notice, for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of the existing outstanding warrants to purchase 245,000 shares to $4.00 per share. The warrants were originally exercisable at $6.3227 per share for 125,000 shares, $7.4723 per share for 60,000 shares and $8.6219 per share for 60,000 shares. In connection with the repricing of the warrants, the Company recorded additional deferred loan fees of approximately $55,000, which will be amortized as interest expense over the remaining term of the Debenture.

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

     On November 17, 2000, the Company signed an Agreement and Plan of Merger with JBSi. JBSi is a Houston-based national solutions integrator, builder of Linux and UNIX systems and provider of technical and professional services. Through the business combination, the Company will acquire all of the outstanding capital stock and equity interests of JBSi in a stock for stock exchange. The transaction will be accounted for under the purchase method of accounting. The closing of the merger is subject to certain conditions and provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such difference include, but are not limited to, those discussed elsewhere in this Form 10-QSB/A or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

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

     In May, 2000, we executed a letter of intent to acquire LinuxMall.com, Inc. ("LINUXMALL") through a stock for stock exchange. LinuxMall.com, a Web site operated by LinuxMall, is a leading Linux e-commerce Web site and an Internet gathering place for the Linux community. The combination of this site with our TheLinuxStore.com site is anticipated to produce one of the leading vendor-neutral Internet Linux shopping mall and destination sites for the world-wide Linux community and position Ebiz as one of the leading vendor-neutral solutions providers in the industry. On August 7, 2000, we entered into an Agreement and Plan of Merger with LinuxMall which was amended on October 3, 2000. The acquisition was completed effective October 5, 2000. Under the terms of the agreement, we acquired all of the outstanding stock and assumed outstanding convertible debentures of LinuxMall. Our current stockholders will own approximately 56% of the resulting company, on a fully diluted basis, which will retain the Ebiz Enterprises, Inc. name and will be headquartered in Scottsdale, Arizona. The agreement identified the principal officers and certain persons to be appointed to our Board of Directors, and defined the basic steps for combining the operations of the two companies.

     In addition to its strategic benefits, we believe that the acquisition of LinuxMall will facilitate our ability to enter into future financing and partnering agreements. In September, 2000, a $3.0 million equity investment was made by Caldera Systems, Inc. ("CALDERA") to fund a new subsidiary comprised of personnel and assets also acquired from Caldera. In October, 2000, The Canopy Group, Inc. ("CANOPY"), a venture capital, management and resource company, purchased 2,500,000 shares of our common stock.

     Our Web sites, LinuxMall.com and TheLinuxStore.com, are significant elements of our Linux strategy. LinuxMall.com is intended to be the central branding name for all of our Web properties. TheLinuxStore.com is a vendor-neutral site for the purchase of "EVERYTHING LINUX." This site offers brand name systems, peripherals, components and software from nationally known vendors, in addition to our own brands. Popular recent additions to our offering of vendor-neutral solutions include products such as 3ware storage controllers, Cobalt Servers, Stormix firewalls and Cyclades remote access servers. TheLinuxLab.com, another of our Web properties, offers cost-effective technical expertise from over 2,800 registered Linux technicians to Linux users and independent product testing and certification for Linux-related products. This Web site provides objective reports of each product tested and also includes links to TheLinuxStore.com for clients to acquire the software and hardware they have evaluated.

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

     Ebiz's predecessor was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, VDG Capital's name was changed to Vinculum Incorporated in August 1994. In June 1998, Vinculum acquired the operating assets and liabilities of Genras, Inc., an Arizona corporation, and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, CPU Micromart changed its name to Ebiz Enterprises, Inc.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (AS RESTATED) AND SEPTEMBER 30, 1999 (AS RESTATED)

     Sales were $2,429,807 for the quarter ended September 30, 2000 compared to $5,638,628 for the quarter ended September 30, 1999. The $3,208,821 decrease, approximately 56.9%, from the prior period, was due to the shift of our strategic focus away from brokerage sales and the high volume sales of low-priced Windows-based systems to mass merchants and price oriented distributors that represented more than 60% of sales in the first quarter of fiscal 2000. These decreases were partially offset by increased sales of higher priced servers and workstations, increased sales to business customers by our sales force and advertising revenues. In the first quarter of fiscal 2001, our sales mix was approximately 35% computer systems, 61% components and accessories and 4% advertising compared to 22% computer systems, 78% components and accessories and 0% advertising in the fiscal quarter of fiscal 2000.

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

     Interest expense increased to $1,179,118 in the quarter ended September 30, 2000 from $453,328 in the same period in 1999. The increase was due to a full three months of interest and amortization expenses related to the Debenture as compared to one and a half months in the first quarter ended September 30, 1999, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy and the expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000. Interest and other income was $68,481 for the three months ended September 30, 2000 as compared to $21,256 for the three months ended September 30, 1999. This increase was the result of interest earned by the restricted cash related to the Debenture.

     The preceding factors resulted in a net loss attributable to common stockholders of $2,122,070 or $0.23 per diluted share, for the three months ended September 30, 2000 as compared to a net loss attributable to common stockholders of $1,476,823, or $0.20 per diluted share, for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we had cash and cash equivalents of $75,010 which was a $24,013 increase from the total of $50,997 at June 30, 2000. Our net cash used in operating activities was $573,711 for the three months ended September 30, 2000 as compared to $713,140 used in the three months ending September 30, 1999. In the three months ended September 30, 2000, the cash generated by financing activities was used to increase our sales force and to maintain the levels of development expenses required to implement our strategic programs.

     The net cash used in investing activities was $72,391. In the three months ending September 30, 2000, these activities included the acquisition and configuration of additional equipment for our Web sites, our internal data networks and sales force workstations. The acquisition of the partnerAxis assets was completed through the issuance of shares of Ebiz common stock and had no effect on cash flow during the first three months ended September 30, 2000.

     During the three months ended September 30, 2000, the net cash provided by financing activities was $670,115. We received $3.0 million from Caldera which is restricted for use in implementing and developing our subsidiary, partnerAxis. Borrowings under additional notes payable were $500,000 which represents the proceeds of the Secured Convertible Promissory Note placed with Canopy in August 2000. Restricted cash of $251,032 was released by the Debenture holder in July 2000.

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

DEBENTURE AND WARRANT

     On August 25, 1999 we issued a convertible debenture (the "DEBENTURE") and warrant (the "WARRANT") for a total of $7.1 million. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of
(a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by deposits at Bank One Arizona, NA in the initial amount of $5,000,000 less $500,000 released during February, 2000 and $250,000 in July, 2000. In connection with the release of the $250,000 in July 2000, we issued additional warrants to acquire 125,000 shares of common stock at $2.00 per share. The warrants are exercisable at any time prior to July 12, 2003. As of September 30, 2000, the warrants had not been exercised. The required amount of the restricted cash decreases, initially by $0.7042 for every $1 of principal reduction of the Debenture, whether the reduction occurs by conversion or redemption. Aggregate conversions of principal and accrued interest have been made and as of September 30, 2000, $641,709 of principal and accrued interest had been converted to 331,028 shares of common stock.

     On February 8, 2000, Ebiz and the Debenture holder agreed to modify the terms of conversion of the Debenture. The per share conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of (a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000. As modified, the principal of the Debenture is convertible into a minimum of 1,826,831 shares.

     On March 31, 2000 Ebiz and the Debenture holder agreed to an additional modification to the conversion price formula by changing the reset price determinant to the average of the three lowest trading prices from the three lowest closing bid prices occurring in the 15 day period prior to conversion. All other aspects of the formula remained unchanged.

     The Warrant is exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at
$6.3227 per share. The exercise prices were modified in October, 2000 to $4.00 per share. The Warrant is exercisable at any time prior to August 22, 2004. As of September 30, 2000 no exercise of the Warrant had occurred.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-QSB/A contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECT," "PLANS," "ESTIMATES" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB/A, as well as those discussed in our Form 10-KSB/A for the fiscal year ended June 30, 2000, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB/A.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Ebiz is involved in various legal proceedings and has certain outstanding claims as described in our Form 10-KSB/A for the year ended June 30, 2000. No material developments have occurred in these proceedings. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 12, 2000, JEM Ventures EBIZ, LLC ("JEM VENTURES") agreed to reduce the collateral requirement under Debenture by $250,000 and a like amount of cash was made available to Ebiz. In exchange for this reduction, Ebiz agreed to reduce the conversion price of $264,087 principal of the Debenture to the lesser of (a) $1.00 or (b) the average of the lowest three trade prices of Ebiz's stock for the 15 consecutive days ending on the trading day prior to submission of a conversion notice (the "MARKET PRICE"). Additionally, Ebiz agreed to issue JEM Ventures warrants to purchase 125,000 shares of Ebiz's common stock at $2.00 per share. The warrants expire three years from the date of the advance. The modification of the Debenture and issuance of the warrants were in reliance on the exemption from registration as provided by Section 4(2) of the Securities Act.

     On August 22, 2000, we issued a Secured Convertible Promissory Note to Canopy in the amount of $500,000 in exchange for $500,000 cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of our common stock at $1.00 per share. The Secured Convertible Promissory Note was issued in reliance on the exemptions from registration under Sections 4(2) and 4(6) of the Securities Act.

     On September 15, 2000, we issued a total of 4 million shares to Caldera for $3 million cash and the acquisition of all of the intellectual property, technology and certain other specified assets related to Caldera's proprietary marketing and distribution concept known as the Electronic Linux Marketplace. We intend to further develop the business concept in a wholly-owned subsidiary, partnerAxis. We issued 4 million shares of common stock to Caldera as its initial payment for assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Up to 4 million additional shares of common stock may be issued to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001. The shares were issued in reliance on the exemption from registration of such shares as provided by Sections 4(2) and 4(6) of the Securities Act.

ITEM 5. OTHER INFORMATION

     On October 5, 2000, we completed the acquisition of LinuxMall by the merger of LinuxMall into a newly formed wholly owned subsidiary. Under the terms of the final transaction, we paid $14.7 million for the acquisition comprised of 7.4 million shares of common stock valued at $9.6 million, options to purchase 0.9 million shares of common stock valued at $0.9 million, warrants for 4.6 million shares of common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, we assumed $5.7 million in net liabilities for total consideration of $20.5 million. Approximately 2.5 million shares will be issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The transaction will be accounted for under the purchase method of accounting.

     On October 19, 2000 JEM Ventures and Ebiz agreed to additional modifications of the Debenture. Ebiz agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2.5 million shares of Ebiz's common stock. JEM Ventures agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional

$416,500, in two $208,250 increments provided November and December revenues equal or exceeded certain projected levels. Upon reduction of the letter of credit requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reduction of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. We also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the Market Price for an additional $416,500 principal amount of the Debenture and to reprice the exercise price of the existing oustanding Warrant to purchase 245,000 shares to $4.00 per share. The Warrant was originally exerciseable at $6.3227 for 125,000 shares, at $7.4723 for 60,000 shares and at $8.6219 for 60,000 shares.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.20(1) Secured Convertible Promissory Note, dated August 21, 2000, issued by Ebiz to The Canopy Group, Inc. ("CANOPY")

          10.21(1) Security Agreement, dated August 21, 2000, between Ebiz and Canopy

          10.22(1) Stock and Warrant Purchase Agreement, dated October 19, 2000 between Ebiz, Canopy and JEM

          10.23(1) Warrant Agreement dated October 20, 2000 issued by Ebiz to Canopy for 850,000 shares

          10.24(1) Warrant Agreement dated October 20, 2000 issued by Ebiz to Canopy for 500,000 shares

          10.25(1) Investors Rights Agreement dated October 20, 2000 between Ebiz and Canopy

          10.26(1) Letter Agreement re: Debenture dated October 20, 2000 between Ebiz and JEM

          27.1      Financial Data Schedule

          (1) INCORPORTED BY REFERENCE FROM EBIZ'S FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 20, 2000.

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


                                        EBIZ ENTERPRISES, INC.


Dated: May 21, 2001                     By /s/ Ray Goshorn
                                           -------------------------------------
                                           Ray Goshorn
                                           Chief Financial Officer