Form 10QSB/A
period 2000-12-31
EBIZ ENTERPRISES INC
filed 2001-05-22
CIK 1094944

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

                             EBIZ ENTERPRISES, INC.
                             INDEX TO FORM 10-QSB/A
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION                  PAGE NUMBER

Item 1. Financial Statements................................................   3
          Consolidated Balance Sheets
            December 31, 2000 (unaudited) and June 30, 2000.................   3
          Consolidated Statements of Operations
            For the Three and Six Months Ended December 31, 2000
            (unaudited) and 1999 (unaudited)................................   4
          Consolidated Statements of Cash Flows
            For the Six Months Ended December 31, 2000 (unaudited)
            and 1999 (unaudited)............................................   5
          Notes to the Financial Statements.................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  14

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings...................................................  20

Item 2. Changes in Securities and Use of Proceeds...........................  20

Item 6. Exhibits and Reports on Form 8-K....................................  21

SIGNATURES..................................................................  21

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2000 (UNAUDITED) AND JUNE 30, 2000

                                                                  December 31,      June 30,
                                                                     2000             2000
                                                                  ------------    ------------
                                     ASSETS                       (Unaudited)
                                                                   (Restated)
Current Assets:
  Cash                                                            $    287,059    $     50,997
  Restricted cash (Note 3)                                           1,782,381              --
  Accounts receivable, net of allowance for doubtful accounts of $325,039 and $75,988 at December 31, 2000 and
    June 30, 2000, respectively                                      1,127,914         585,846
  Inventory, net                                                     1,532,301         747,545
  Prepaid expenses and other current assets                             31,988          28,158
                                                                  ------------    ------------
         Total current assets                                        4,761,643       1,412,546

Furniture and Equipment, net                                         1,661,531         532,896
Deferred Loan Fees, net                                                 91,761         131,079
Restricted cash (Note 2)                                             2,100,528       4,504,164
partnerAxis Intangible Assets, net                                   3,034,670              --
Goodwill, net                                                       19,813,194         629,162
                                                                  ------------    ------------
         Total assets                                             $ 31,463,327    $  7,209,847
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                $  4,390,238    $  1,880,822
  Accrued expenses                                                   3,036,615       1,367,135
  Line of credit                                                       230,000         250,000
  Secured convertible note                                           1,000,000              --
  Notes payable                                                        320,525          71,928
                                                                  ------------    ------------
         Total current liabilities                                   8,977,378       3,569,885
                                                                  ------------    ------------

Convertible Debenture, net                                           6,216,095       4,503,579
                                                                  ------------    ------------

         Total liabilities                                          15,193,473       8,073,464
                                                                  ------------    ------------
Commitments and Contingencies
Redeemable common stock: 240,000 shares outstanding                  1,200,000       1,200,000
                                                                  ------------    ------------

Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value;
    5,000,000 shares authorized; 7,590 shares issued
    and outstanding at December 31, 2000 and June 30, 2000,
    liquidation $100 value per share                                   366,737         366,737
  Common stock; $.001 par value; 70,000,000 shares authorized;
    12,564,566 and 8,497,566 shares issued and outstanding at
    December 31, 2000 and June 30, 2000, respectively                   22,424           8,498
  Additional paid-in capital                                        34,426,154       9,808,580
  Accumulated deficit                                              (19,745,461)    (12,247,432)
                                                                  ------------    ------------
         Total stockholders' equity (deficit)                       15,069,854      (2,063,617)
                                                                  ------------    ------------

  Total liabilities and stockholders' equity (deficit)            $ 31,463,327    $  7,209,847
                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                  ----------------------------    ----------------------------
                                                      2000            1999            2000           1999
                                                  ------------    ------------    ------------    ------------
                                                          (Unaudited)                      (Unaudited)
                                                           (Restated)                       (Restated)
NET REVENUES                                      $  3,159,651    $  2,264,949    $  5,589,458    $  7,903,577
COST OF SALES                                        2,521,636       2,112,100       4,583,544       7,458,705

RESTRUCTURING EXPENSE -INVENTORY                            --         125,430              --         125,430
                                                  ------------    ------------    ------------    ------------
         GROSS PROFIT                                  638,015          27,419       1,005,914         319,442

SELLING, GENERAL & ADMINISTRATIVE EXPENSES           2,385,294       1,475,431       3,514,744       2,712,409
DEPRECIATION AND AMORTIZATION                        1,599,059          51,087       1,768,202          91,715

PROVISIONS FOR DOUBTFUL ACCOUNTS                        55,779         156,497         117,493         188,427

RESTRUCTURING EXPENSE                                       --          26,500              --          26,500
                                                  ------------    ------------    ------------    ------------

         LOSS FROM OPERATIONS                       (3,402,117)     (1,682,096)     (4,394,525)     (2,699,609)
                                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                                  (2,024,710)       (877,394)     (3,203,828)     (1,330,722)

  INTEREST & OTHER INCOME                               69,843          63,927         138,274          85,183
                                                  ------------    ------------    ------------    ------------

         TOTAL OTHER                                (1,954,867)       (813,467)     (3,065,554)     (1,245,539)
                                                  ------------    ------------    ------------    ------------

NET LOSS                                            (5,356,984)     (2,495,563)     (7,460,079)     (3,945,148)

DIVIDENDS ON PREFERRED STOCK                            18,975          27,238          37,950          54,476
                                                  ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $ (5,375,959)   $ (2,522,801)   $ (7,498,029)   $ (3,999,624)
                                                  ============    ============    ============    ============
LOSS PER COMMON SHARE:
BASIC AND DILUTED                                 $      (0.25)   $      (0.34)   $      (0.49)   $      (0.54)
                                                  ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
BASIC AND DILUTED                                   21,640,150       7,370,500      15,368,505       7,341,703
                                                  ============    ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                                2000            1999
                                                                            -----------      -----------
                                                                                     (Unaudited)
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(7,460,079)     $(3,945,148)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
      Depreciation and amortization                                           1,768,202           91,715
      Stock exchanged for services                                               54,923           54,000
      Warrants issued to convertible Debenture holder                         1,075,623          199,185
      Interest costs of Beneficial Conversion Feature                         1,153,910          831,066
      Amortization of discount and loan fees                                    575,847          132,376
      Changes in assets and liabilities:
        Accounts receivable                                                    (353,104)         907,709
        Inventory                                                              (280,003)         773,396
        Prepaid expenses and other current assets                               (55,511)         (20,454)
        Accounts payable                                                        290,252           46,779
        Accrued expenses                                                        102,187         (233,583)
                                                                            -----------      -----------

           Net cash used in operating activities                             (3,127,753)      (1,162,959)
                                                                            -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (net of effect of business acquisitions):
  Cash from Business acquisition                                                128,355               --
  Purchase of furniture, fixtures and equipment                                (865,795)         (51,868)
                                                                            -----------      -----------

           Net cash used in investing activities                               (737,440)         (51,868)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit, net                                          (20,000)        (225,000)
  Borrowings under secured convertible note                                     500,000               --
  Borrowings under notes payable                                                     --          488,000
  Principal repayments of notes payable                                              --         (973,356)
  Borrowings under convertible debenture, net                                        --        6,903,391
  Transfer from/(to) restricted cash non-current, net                         2,403,636       (5,000,000)
  Transfer from/(to) restricted cash, net                                    (1,782,381)              --
  Sale of stock, net of expenses                                              3,000,000          (10,646)
                                                                            -----------      -----------

           Net cash provided by financing activities                          4,101,255        1,182,389
                                                                            -----------      -----------

   Net increase in cash                                                         236,062           43,928
Cash, beginning of period                                                        50,997           76,366
                                                                            -----------      -----------
Cash, end of period                                                         $   287,059      $    43,928
                                                                            ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $     6,990      $    95,504

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
    Issuance of common stock for services                                   $        --      $   179,651
    Dividends accrued on preferred stock                                    $    37,950      $        --
    Issuance of warrants to convertible Debenture holder                    $   125,166      $        --
    Conversion of debt and related interest to common stock                 $    64,205      $        --
    Issuance of common stock for furniture, equipment & intangible assets   $ 3,400,000      $        --

                   The accompanying notes are an integral part of these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31, 2000 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company has directed its primary strategy to manufacturing and distributing computer servers utilizing the Linux operating system for the business environment. Management believes the demand for the Linux-based products and services represents a rapidly growing business opportunity. Management believes the completion of the LinuxMall.com, Inc. ("LINUXMALL") merger (see Note 5) has created additional opportunities and that the investment by Caldera Systems, Inc. ("CALDERA") (see Note 3) and the investment by The Canopy Group, Inc. ("CANOPY") (see Note 2 and Note 4) evidence the Company's ability to obtain additional financing. The merger with Jones Business Systems, Inc. ("JBSI") (see Note 6) is also expected to create additional opportunities for financing. The Company was successful in acquiring additional capital investments from Canopy in January 2001. In addition to pursuing additional investors the Company continues to undertake cost control measures in its operations. The merger with JBSi is expected to create opportunities to eliminate duplicative and redundant costs.

     The Company has been advised by its independent public accountants that, if the Company has not successfully obtained additional financing prior to the completion of their audit of the Company's consolidated financial statements for the year ended June 30, 2001, their auditor's report on those financial statements will be modified.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ending December 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB/A for the year ended June 30, 2000.

     INVENTORY

     Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Reserves of $325,329 and $75,988 at December 31, 2000 and June 30, 2000, respectively, are established against Company-owned inventory for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

     Inventory consists of the following:

                                               Dec. 31,           June 30,
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
                                              ==========         ==========

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes software development costs in accordance with Statement of Position No. 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Capitalization of software development costs begins when the preliminary project stage is completed and management authorizes and commits to funding the computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Upgrades and enhancements that result in additional functionality are capitalized as incurred. The Company periodically reviews the carrying value of software development costs. Impairments, if any, will be recognized when the asset is not expected to provide any future service potential to the Company. Amortization of capitalized software development costs begins when all substantial testing is complete, and the computer software is ready for its intended use. Software development costs are amortized using the straight-line method with a useful life of five years, which represents the remaining estimated economic life of the computer software.

     ACCOUNTS PAYABLE

     Included in accounts payable is approximately $333,000 and $169,000 of bank overdrafts at December 31, 2000 and June 30, 2000, respectively.

     STRATEGIC ALLIANCE

     The Company entered into an "exclusive marketing alliance" with UserFriendly on September 20, 2000 for a period of 12 months. Under the terms of the agreement, UserFriendly provides advertising services on its Web site and a direct link to Ebiz's Web site, TheLinuxStore.com, where all purchase transactions are made by customers. Under the terms of the agreement, Ebiz is to pay UserFriendly a fixed monthly advertising fee and a percentage of the gross margin recorded by Ebiz for sales to customers coming through the direct connection between the Web sites. These payments will be recorded as advertising and commission expenses, respectively. No revenue generating transactions or advertising had occurred under the terms of the agreement as of December 31, 2000.

     RESTATEMENT

     The Company has restated its financial statements for the three- and six-month periods ending December 31, 2000 and 1999. The restatement relates to the recording of a beneficial conversion feature of the Debenture issued on

August 25, 1999 (see Note 2) and the additional issuance costs related to subsequent amendments that were made to the Debenture. The effect of the restatement did not have an impact on cash flow of the Company. However, it will result in a non-cash charge recorded as additional interest expense.

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

     The effect on net loss attributable to common stockholders for the three months ending December 31, 2000 and 1999 was an increase of $571,451 and $594,532, respectively. The effect on net loss per common share, basic and diluted, for the three months ending December 31, 2000 and 1999 was an increase of $0.03 and $0.08, respectively. The effect on net loss attributable to common stockholders for the six months ending December 31, 2000 and 1999 was an increase of $1,211,707 and $831,066, respectively. The effect on net loss per common share, basic and diluted, for the six months ending December 31, 2000 and 1999 was an increase of $0.08 and $0.11, respectively. The Company previously reported a net loss attributable to common stockholders of $4.8 million and $1.9 million or $0.22 and $0.26 net loss per common share, basic and diluted for the three-month periods ended December 31, 2000 and 1999, respectively, and $6.3 million and $3.2 million or $0.41 and $0.43 net loss per common share, basic and diluted, for the six-month periods ended December 31, 2000 and 1999 respectively.

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

     On October 19, 2000, the Debenture holder and the Company agreed to additional modifications of the Debenture. The Company agreed to convert $2,083,500 principal amount of the Debenture in exchange for 2.5 million shares of the Company's common stock. The Debenture holder agreed to reduce the collateral requirements under the Debenture by a total of $2,083,500 immediately, and by up to an additional $416,500, in two $208,250 increments provided November and December net revenues equal or exceeded certain projected levels. Upon reduction of the collateral requirements, the outstanding Debenture balance/letter of credit requirement ratio is to be reset and all further reductions of Debenture principal will reduce the letter of credit requirement by the amount of such ratio. The Company also agreed to reduce the per share conversion ratio of the Debenture to the lesser of (a) $1.00 or (b) the amount equal to the average of the lowest three trade prices of the Company's common stock for the 15 consecutive trading days ending on the day preceding the date of submission of a conversion notice, for an additional $416,500 principal amount of the Debenture and to re-price the exercise price of an existing outstanding warrant to purchase 245,000 shares to $4.00 per share. The warrant was originally exercisable at $6.3227 per share for 125,000 shares, $7.4723 per share for 60,000 shares and $8.6219 per share for 60,000 shares. The fair market value of the re-priced warrants, as calculated by the Black-Scholes pricing model, was estimated to be approximately $55,000, using the following weighted average assumptions: stock price of $0.88, exercise price of $4.00, risk free interest rate of 6.48%, expected life of 3.5 years, a volatility factor of 80% and a dividend yield of 0%. In connection with the re-pricing of the warrants, the Company recorded additional deferred loan fees of approximately $55,000, which will be amortized as interest expense over the remaining term of the Debenture.

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

     Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the registration process. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,200 of interest converted into 4,799 shares of common stock during March through June 2000. The fair value of the Company's common stock ranged from $6.90 to $1.92 on the dates of the interest conversions during the period from February to June 2000. The Company recorded a beneficial conversion feature on the conversion of interest for the period of February through June of 2000 of approximately $86,000. Additionally, during February through June 2000, approximately $429,000 of principal was converted to 222,683 shares. No conversions were made during July and August 2000. During September 2000, approximately $60,900 of principal and $3,293 of interest was converted into 63,563 and 3,437 shares of common stock, respectively. The fair value of the Company's common stock ranged from $1.06 to $2.13 on the dates of the interest conversion in September 2000. The Company recorded a beneficial conversion feature on the conversion of interest of approximately $2,000, which is reflected as additional interest expense during the three months ending September 30, 2000. As of December 31, 2000 the remaining balance of accrued interest payable was approximately $505,000.

     Subsequent to December 31, 2000, the Company did not have the required amount of reserved common shares available under the Debenture, and as a result, the portion of the Debenture that is redeemable in cash by the holder has been classified as current in the accompanying consolidated balance sheet.

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

     The Purchase and Sale Agreement with Caldera also provided for $3 million of cash to the Company which was received for 3 of the 4 million shares issued in the transaction. These funds are restricted for use in developing and implementing the partnerAxis business plan and are included in restricted cash in the accompanying consolidated balance sheet.

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

(6)  SUBSEQUENT EVENTS

     On January 4, 2001, the Company completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $7.8 million for the acquisition comprised of 8.3 million shares of the Company's common stock valued at $6.0 million and options for 3.7 million shares of the Company's common stock valued at $1.7 million. The fair value of all shares to be issued to acquire JBSI equals approximately $6.0 million or $0.7312 per share. The fair value of the options was calculated by using the Black-Scholes pricing model using the following weighted average assumptions: stock price of $0.7312, exercise price of $0.40, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%. In addition, the Company assumed $3.7 million in net liabilities for total consideration of $11.5 million. Amendments to the Plan of Merger dated November 20, 2000 were not significant, and this measurement date was used for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of two to five years.

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

     In October of 2000, we secured an additional $2,083,500 in capital as a result of conversion of a portion of our outstanding Debenture` and a negotiated sale of the shares issued upon such conversion. Additionally, in December 2000, we restructured the terms of an outstanding $1,000,000 obligation to terms that management believes to be more favorable.

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

     Additionally, on November 17, 2000, we signed a definitive agreement to purchase Jones Business Systems, Inc. ("JBSI") and completed this transaction on January 4, 2001. Under the terms of the agreement, we acquired all of the outstanding stock of JBSI. JBSI is a computer integrator primarily focused in the UNIX marketplace. JBSI brings approximately $30 million in annual revenue to our operations. More importantly, management believes that one of the greatest sources of new Linux users will come from the UNIX environment. We believe that direct and first access to this user base provides us with a substantial advantage over our competition. Also significant is JBSI's state-of-the-art manufacturing facility in Stafford, Texas. As of February 5, 2001, we relocated all of our production facilities and inventory to this facility.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 (AS RESTATED) AND DECEMBER 31, 1999 (AS RESTATED)

     Sales for the three months ended December 31, 2000 were $3,159,651 compared to $2,264,949 in the three months ended December 31, 1999. The $894,702 increase, approximately 39.5% from the prior period, was due to higher sales of Linux servers and related components and the volume added by the LinuxMall acquisition which represented approximately two-thirds of the increase.

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

     Interest expense for the three months ended December 31, 2000 was $2,013,182 as compared to $877,394 for the three months ended December 31, 1999. The increase of $1,135,788 was principally due to the costs recorded for the additional warrants issued in connection with financing activities and the $1.0 million increase in convertible short term debt. Interest and other income was $69,843 for the three months ended December 31, 2000 as compared to $63,927 for the same period in 1999. The increase was due to the interest earned by the partnerAxis restricted cash.

     The preceding factors resulted in a net loss attributable to common stockholders of $5,364,431 or $0.25 per diluted share for the three months ended December 31, 2000 as compared to a net loss attributable to common stockholders of $2,522,801, or $0.34 per diluted share, for the three months ended December 31, 1999.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 (AS RESTATED) AND DECEMBER 31, 1999 (AS RESTATED)

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

     Depreciation and amortization expense for the six months ended December 31, 2000 was $1,768,202, an increase of $1,676,487 from the $91,715 recorded for the six months ended December 31, 1999. This increase was primarily due to the amortization of the partnerAxis intangible assets acquired in September, 2000 and the amortization of the goodwill recorded for acquisitions.

     Interest expense was $3,203,828 for the six months ended December 31, 2000 as compared to $1,330,722 for the six months ended December 31, 1999. The increase of $1,873,106 was primarily due to the amortization expenses related to the Debenture, costs recorded for the warrants issued in connection with capital financings, and debt assumed with the acquisition of LinuxMall. Interest and other income for the six months ended December 31, 2000 was $138,274, an increase of $53,091 from the same period in 1999 due to the interest earned by the restricted cash accounts.

     The preceding factors resulted in a net loss attributable to common stockholders of $7,498,029, or $0.49 per diluted share, for the six months ended December 31, 2000 as compared to a net loss attributable to common stockholders of $3,999,624, or $0.54 per diluted share, for the six months ended December 31, 1999.

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

     The net cash used in investing activities during the first half of fiscal 2001 was $737,440. During the six months ended December 31, 2000, our most significant activity in this area was the acquisition and development of the software for the partnerAxis Web site . The acquisition of the partnerAxis intangible assets during the first quarter of fiscal 2001 was completed through the issuance of shares of our common stock and, therefore, had no effect on cash flow.

     During the six months ended December 31, 2000, the net cash provided by financing activities was $4,101,255. We received $3.0 million from the sale of stock to Caldera in September, 2000. These funds are restricted for use in developing partnerAxis, Inc. and $1,217,619 was utilized in the three months ended December 31, 2000. Borrowings were $500,000, $251,032 was released from restricted cash by the Debenture holder in July, 2000 and an additional $2,152,604 was released in October, 2000.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings and have certain outstanding claims as described in our Form 10-KSB/A for the year ended June 30, 2000. [CERTAIN/ALL] outstanding vendor claims have been settled. Management believes that all such matters are within ordinary levels for an organization of our size and nature. Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 5, 2000, we completed the acquisition of LinuxMall by the merger of LinuxMall into a newly formed wholly owned subsidiary. Under the terms of the final transaction, we agreed to issue 7.4 million shares of its common stock valued at $9.6 million, options to purchase 0.9 million shares of its common stock valued at $0.8 million, and warrants to purchase 4.6 million shares of its common stock valued at $4.0 million. An additional approximate 2.5 million shares will be issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

     The Form 8-K filed on October 3, 2000 disclosed information related to the acquisition by Ebiz from Caldera of intellectual property and other assets related to the marketing and distribution concept known as Electronic Linux Marketplace. Ebiz is operating these assets in a separate wholly owned subsidiary, partnerAxis, Inc. This Form 8-K also disclosed the acquisition by Caldera of 3,000,000 shares of Ebiz common stock.

     The Form 8-K filed on October 20, 2000, the Form 8-K/A filed on December 19, 2000 and the Form 8-K/A filed on December 20, 2000 all disclosed information related to the acquisition of LinuxMall by Ebiz.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        EBIZ ENTERPRISES, INC.


Dated May 21, 2001                      By /s/ Ray Goshorn
                                           -------------------------------------
                                           Ray Goshorn
                                           Chief Financial Officer