Form 10KSB
period 2001-06-30
EBIZ ENTERPRISES INC
filed 2001-11-16
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                         Commission File Number: 0-27721

                             EBIZ ENTERPRISES, INC.
                 (Name of Small Business Issuer in its Charter)

                 NEVADA                                         84-1075269
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

     10225 E. VIA LINDA, SUITE 300
          SCOTTSDALE, ARIZONA                                     85258
(Address of principal executive offices)                        (Zip Code)

                                 (480) 346-2020
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $20,973,661.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2001 was approximately $4,927,335.

     The number of shares outstanding of the registrant's classes of common stock, as of June 30, 2001 was 34,062,328.

     Documents incorporated by reference: NONE

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

RECENT DEVELOPMENTS

     BANKRUPTCY FILING. On September 7, 2001 we and our wholly owned subsidiary Jones Business Systems, Inc. ("JBSI") filed separate voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. We are currently operating as a debtor-in-possession under the supervision of the bankruptcy court. As a debtor-in-possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court. Subject to certain exceptions under the Bankruptcy Code, our filing for reorganization automatically stayed the continuation of any judicial or administrative proceedings against us. Any creditor actions to obtain possession of property from us or to create, perfect, or enforce any lien against our property has also been stayed. As a result, our creditors are precluded from collecting pre-petition debts without the approval of the bankruptcy court.

     We have the exclusive right for 120 days after our bankruptcy filing on September 7, 2001 to file a plan of reorganization and 60 additional days to obtain necessary acceptance. These periods may be extended by the bankruptcy court upon a showing of good cause. We are developing a reorganization plan for both companies which we expect to file with the bankruptcy court no later than December 15, 2001. Confirmation of a plan of reorganization is necessary for us to continue as a going concern. The bankruptcy filing was precipitated by our inability to timely raise additional capital, the loss of the asset based credit facility for our wholly owned subsidiary, JBSI, and debt that we are unable to adequately support. The long-term implementation of our business plan and our company strategies, as well as the achievement of the objectives of those strategies, is dependent upon our ability to successfully restructure through a confirmed plan of reorganization.

     On September 13, 2001 we entered into a Stipulation for Use of Cash Collateral ("STIPULATION") with The Canopy Group, Inc. ("CANOPY") which allows us to use 95% of the collections received from pre-petition accounts receivable on which Canopy holds a security interest. In exchange for this agreement, we granted to Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximates $4,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

     On September 24, 2001 we entered into an Agreement for Secured Line of Credit (the "SECURED LINE") with Caldera Systems, Inc. ("CALDERA"). Under terms of the Secured Line, Caldera provided a $250,000 line of credit which will facilitate our ability to purchase product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit.

     On November 8, 2001 we entered into a Dealer Loan and Security Agreement for Secured Line of Credit (the "DEALER LOAN") with Textron Financial Corporation ("TEXTRON") and an Agreement to Provide Letter of Credit and Financial Accommodations (the "LOC") with Canopy. Under the terms of the Dealer

Loan, Textron will provide o us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This will provide assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

     Even with the transactions set forth above, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

     CEO RESIGNATION. Effective October 5, 2001, Dave Shaw resigned as CEO to pursue other interests. Bruce Parsons was selected by our Board of Directors to replace Mr. Shaw as CEO. Mr. Parsons now holds the titles of President and CEO.

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

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW AND BUSINESS DEVELOPMENT

     ORGANIZATION STRUCTURE. Ebiz is a Nevada corporation incorporated in June 1998. Our predecessor, Genras, Inc., was incorporated in Arizona in May 1995. On June 1, 1998, Vinculum Incorporated, a then non-operating company with an estimated 700 shareholders, acquired all the operating assets and liabilities of Genras for 5,000,000 shares of Vinculum common stock. Prior to the acquisition, Genras had no relationship with Vinculum. Vinculum was incorporated in Colorado in May 1984 as VDG Capital Corporation and changed its name to Vinculum Incorporated in December, 1994. Immediately following the acquisition of the Genras assets, the former Genras stockholders held approximately 87% of the outstanding shares of Vinculum's common stock. For financial accounting purposes, the acquisition was treated as a recapitalization with Genras as the acquirer. Ebiz was originally incorporated as a wholly owned subsidiary of Vinculum. Ebiz was originally incorporated with the name Vinculum Incorporated, changed its name to CPU MicroMart, Inc. in June 1998 and later changed its name to Ebiz Enterprises, Inc. in May 1999. In August 1998 Vinculum merged into Ebiz solely to change its domicile to Nevada.

     We are a developer and provider of Linux-based solutions, computer systems, software and accessories for the business computer market. We have developed and operate Linux-centric Web sites that provide vendor neutral marketing and sales channels for providers of Linux products and services, information and technical support. We also manufacture and market proprietary Linux-based systems. Our products are sold directly to end users through our Web sites and to corporate customers and Value Added Resellers (VARs) through our own sales force.

     During the second quarter of fiscal 2000, we decided to concentrate our strategic focus on the Linux segment of the market which we believe has much stronger growth opportunities than the low price, high volume, conventional Windows-based computing systems market. We de-emphasized our programs for the mass merchant and brokerage channels of distribution. At the same time we began to restructure our organization to facilitate the implementation of our expanding Linux marketing, Web site development and product development programs. We made the decision to implement a growth-through-acquisition strategy. During the last year, we made several acquisitions that were targeted to strengthen and support the move into the Linux market.

     PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC. On September 15, 2000, we entered into a Purchase and Sale Agreement with Caldera Systems, Inc. ("CALDERA") for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. We paid to Caldera 1 million shares of our common stock for the Electronic Linux Marketplace assets which were transferred into a wholly owned subsidiary , partnerAxis, Inc. ("PARTNERAXIS"). We then began further development of the business concept. As part of the transaction, Caldera purchased $3 million of Ebiz common stock in a private transaction. The $3 million proceeds received from Caldera were used to fund partnerAxis, Inc.,a Web-based B2B entity providing knowledge exchange, Linux product sales, advertising, membership and channel development, all within the Linux marketplace.

     We reached an agreement in principle with Caldera as reflected in a term sheet dated January 2, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. We agreed with Caldera to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which totaled $2.1 million at that time. Per the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million would be deposited with the escrow agent no later than June 30, 2001 (the "ESCROW FUNDS"). Prior to that date, we were entitled to use those funds for purposes other than developing the business plan of partnerAxis, and, in fact, we used $1.1 million of the Escrow Funds for other purposes. Should we fail to deposit the $1.1 million with the escrow agent by June 30, 2001, we are required to issue to Caldera a warrant to purchase 1 million shares of our common stock at the price per share and on terms and conditions as set forth in the warrant. Additional terms include payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. No final documents for the modification have been completed.

     On April 16, 2001, we completed the sale of partnerAxis, Inc. ("partnerAxis"), to BySynergy, LLC ("BySynergy"), pursuant to a Stock Purchase Agreement dated April 13, 2001. Pursuant to the agreement with BySynergy, BySynergy assumed all of the unperformed obligations we owed to Caldera including the deposit of $1.1 million with the escrow agent by June 30, 2001. The major factors leading to the decision to sell partnerAxis were the costs necessary to operate the subsidiary, approximately $500,000 during the quarter ended March 31, 2001. The disposition relieved the requirement of raising the additional capital necessary to fund the continuing development of partnerAxis until it could begin to produce revenues. But most importantly, the disposition allowed us to focus primarily on our core business of supplying computing solutions to our corporate and channel accounts nationwide.

     ACQUISITION OF LINUXMALL.COM, INC. On October 5, 2000, we completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") by the merger of LinuxMall into a newly formed and wholly owned subsidiary. The price paid was $14.7 million comprised of common stock, options and warrants. As one of the original Linux companies founded in the early 1990's, LinuxMall had developed great appeal with the on-line Linux community and had successfully marketed and sold Linux accessories through its websites.

     ACQUISITION OF JONES BUSINESS SYSTEMS, INC. On January 4, 2001, we completed the acquisition of Jones Business Systems, Inc. ("JBSI") by the merger of JBSI into a newly formed wholly owned subsidiary. Under terms of the transaction, we paid $7.8 million for JBSI comprised of common stock and options. JBSI is a national solutions integrator, white box system builder and service provider. JBSI manufactures the Terian product line of built-to-order computing solutions for its reseller and enterprise partners. Terian systems combine the latest Intel hardware technology with built-to-order flexibility and reliability. JBSI supplies computing products and services to its reseller and enterprise partners nationwide in the Linux, UNIX and Windows 2000 marketplaces and is one of the nation's top distributors of Informix (Nasdaq: IFMX), SCO (Nasdaq: SCOC), Data General (Nasdaq: DATA) and Acer products.

     The acquisition strengthened our commitment to the expanding market for specialized servers, also known as appliance servers. Specialized servers are a new generation of single-purpose computer equipment created as a result of rapid Internet growth and the evolution to a thin client architecture. Specialized servers, including Web-hosting and database-hosting devices, are used extensively by application service providers (ASPs) and Internet Service Providers (ISPs). We share this space with companies such as Cobalt, Network Engines and Network Appliance. The acquisition was anticipated to establish us as a primary beneficiary of the migration from Unix to Linux. JBSI had longstanding relationships with many UNIX VARs (value added resellers) offering an existing client base for the Company's Linux solutions. We believed the acquisition would turn that migration path into a superhighway and dramatically increase the number of VARs providing Linux solutions. Moreover, JBSI had been building and supplying white boxes, products and services to the UNIX community since 1991 and anticipating the rapid growth of the Linux and UNIX marketplaces. JBSI built in-house systems and facilities to handle sales volume of more than $200 million per year.

     We address the high-growth markets we target through an integrated business strategy that utilizes our Internet Web sites intended to appeal to a specific vertical market audience. LINUXMALL.COM, EBIZMART.COM, and EBIZENTERPRISES.COM have become a core element of our Linux strategy. We anticipate these sites will become leading destinations to the Linux user market, providing community resources and services, such as free e-mail, Linux directory, links to numerous Linux-based sites and technology expertise. These sites are intended to provide "EVERYTHING LINUX" and offer the largest selection available of Linux-compatible technical products and related items.

     While we believe we have the capability to succeed with our business plan and assuming that a plan of reorganization can be confirmed, we are still an early stage company with limited operating history. Our prior years of operations have resulted in losses. Our auditors have qualified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern. As a growing, early stage company, our ability to raise capital as well as increase our sales revenue will be critical to our ability to continue as a going concern. We are also concentrating the focus of our business on utilization of the Linux operating system and away from some of our past fulfillment distribution strategies. We anticipate that because of the focus on Linux based products, our gross margins will increase and our operating expenses will stabilize. See the sections captioned "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of capital constraints and other risks of our business.

BUSINESS OF ISSUER

     THE LINUX MARKET

     OVERVIEW. Linux is a free Unix-similar-computer operating system originally created by Linus Torvalds at the University of Helsinki in Finland. Mr. Torvalds began his work in 1991 when he released version 0.02 and worked steadily until 1994 when version 1.0 of the Linux Kernel was released. The current full-featured version is 2.4 and development continues.

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

     Moreover, we have seen a convergence of the Linux and Unix markets as many traditional Unix users are recognizing the advantages of Linux. Importantly, this factor has opened Linux to a new audience of Unix users that are seeking what Linux offers. Our wholly owned subsidiary JBSI has many longstanding relationships with Unix customers who we expect will embrace Linux for many of their future needs. Our selection of products and solutions will continue to cover both the Linux and the Unix markets. As a result, the Linux-Unix convergence fits neatly into what we expect to offer our clients and prospects.

     OUR TARGET MARKETS. As the Linux-Unix operating system moves into the mainstream, we intend to concentrate our marketing effects on Information Technology (IT) professionals, computer industry VARs, educational and governmental users and Linux enthusiasts. Persons in this target market include chief information officers, network/system administrators, Web developers and managers, programmers, software and hardware engineers as well as hobbyists and individuals seeking affordable Internet access. We will also focus on large corporations seeking to establish Linux in the consumer market through Internet access appliances and software development.

     BUSINESS OBJECTIVES AND STRATEGIES

     Our objective is to deliver Linux-Unix solutions through channel partners who in turn focus on the corporate business marketplace. We intend to achieve this objective by utilizing three primary delivery channels in which we believe we will have strong presence and positioning, especially after our acquisitions of LinuxMall and JBSI. These channels are:

     * DIRECT SALES. Our largest source of revenue and growth is expected to be through our own internal direct sales force. The sales force sells fully integrated Linux-Unix solutions to the corporate business environment - primarily through Value Added Resellers (VARs).

     * E-COMMERCE. Our flagship Web sites are LINUXMALL.COM and EBIZMART.COM. These sites provide marketing and distribution opportunities for providers of Linux-Unix products and services and advertisers to Linux users. These sites also serve the Linux-Unix user, providing a broad selection of products and merchandise, as well as technical support and community information. These Web sites are intended to be the home of the largest selection anywhere of Linux-compatible technical products and related items, including servers, desktop and notebook computer systems, communications and networking products, hardware, components, peripherals and software applications, games and utilities, and apparel and specialty merchandise.

     Our strategic objectives are to:

     * Maintain our comprehensive Web sites that combine product marketing with Linux-Unix community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

     * Utilize our Linux-Unix product development expertise to create unique product lines for bundling into delivered solutions;

     * Generate revenue through product sales as well as through technical support, service and training opportunities, customer services, Internet advertising, marketing and Web links;

     * Expand sales, marketing, production and distribution of our branded product lines; and

     * Establish ourselves as an active member of the Linux-Unix community known to aggressively support the open source development initiative.

     In order to meet these objectives, we will require additional funding to implement our planned sales, marketing and product development activities. We intend to deploy a marketing program focused on building our brand recognition. We also intend to enhance the performance capabilities of our products to produce competitive advantages.

     We believe that our technology facility and sales and marketing expertise differentiates our operations by allowing us to provide true merchant qualities and capabilities, such as conducting our own purchasing, merchandising, order fulfillment, supply-chain management, vendor marketing opportunities and product technical support functions.

     Our e-commerce Web sites offer targeted audiences relevant content, services and a quality Linux-Unix and open source buying experience, which is a significant element of our business plan. We believe the key elements to implement our plan include:

     * PROVIDING A MEANINGFUL VIRTUAL COMMUNITY DESTINATION ON THE INTERNET WITH OUR WEB SITES. By providing the broadest spectrum of Linux-Unix solutions to serve the needs of the Linux-Unix and business community, we believe we will provide common interest Internet destination points which will be a source for news and information as well as providing an opportunity for product purchases.

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

 OUR WEB SITES

     Our family of Web sites are an important component of our business strategy to enhance sales of our products and services. The purpose of our Web sites is to combine the best of the community interests with commercial business opportunities of Linux-Unix. We intend to enhance and develop our Linux-Unix product offerings, but focus our near-term efforts on developing partnerships and relationships with manufacturers and suppliers of other Linux-Unix products and to market their products and services through these sites. Our family of sites include:

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

     EBIZMART.COM. EBIZMART.COM is our channel Web site which is designed as the ultimate resource for our channel partners. Filled with information about the Linux-Unix community, it is expected to keep our channel partners plugged-in regarding the the products and solutions we offer.

     EBIZENTERPRISES.COM. EBIZENTERPRISES.COM is our corporate, public relations site which is tailored to apprise the general public, investors, and other interested parties about our strategic direction, management profiles, products and solutions and other important events.

     PRODUCTS AND SERVICES

     In addition to our ability to integrate unique Linux-Unix solutions from other suppliers for delivery to the corporate business environment, we have developed our own line of branded products and services. These include Terian branded servers, PCs and solution branded appliances such as Terian Pedestals, Terian Rackmount, Terian Clusters, Terian Solution Appliances, and Terian PCs.

     MARKETING

     We have a complete in-house direct sales department. This department generates outbound and receives incoming customer calls, referrals and inquiries generated by our various marketing activities and Web sites. We also accept sales orders directly via a secure shopping cart located on each of our Web sites.

     Our marketing and promotion strategy is intended to:

     *    Develop unique Linux-Unix and Open Source software solutions.

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

     * Leverage our strategic partnerships with vendors, industry experts and channel partners to effectively merchandise, market and promote our initiatives.

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

     CUSTOMER SERVICE

     Our customer service department includes customer service and technical support representatives. Our customer service representatives are available from 8:00 a.m. to 6:00 p.m. Central Standard Time, Monday through Friday to assist customers in placing orders, finding desired products and registering credit card information. Technical support representatives assist customers in setting up, configuring and troubleshooting our branded products, and provide return material authorizations for defective products. We provide technical support over the telephone, via e-mail and online. We also provide comprehensive user documentation, online tutorials and a detailed database of product-related problems and solutions.

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

     Our systems have been designed on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our systems are available 24-hours-a-day, seven-days-a-week. Our system hardware is located in our Stafford, Texas facility.

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

     COMPETITION

     Several companies such as Red Hat, Inc. are building business models around Linux by selling customer service, technical support and applications with the system. Red Hat has dominated this market by entering into distribution agreements with large hardware makers such as IBM and Dell resulting in it accounting for approximately 56 percent of operating systems of all Linux servers shipped last year, according to IDC, a statistical research company that tracks data in the technology and computer industry. Several Linux based Web site portals which offer technical news, software downloads, Web site tools, resources, links and services, as well as product marketing, have been recently developed. The sites highlight the growing competition in the open-source world, and among Linux operating system developers in particular. There are numerous Linux portals offering information, software, services and resources. The sites that offer some of the same content or services as our site include JUSTLINUX.COM, LINUXLINKS.COM, LINUXSTART.COM, LINUX.ORG, LINUX.COM, FIRSTLINUX.COM, LINUXTODAY.COM, SLASHDOT.ORG, FRESHMEAT.COM and LINUXBANDWAGON.COM. Sites that directly compete with our site in content, services and products included REDHAT.COM, ATIPA.COM and PENGUIN.COM.

     INTELLECTUAL PROPERTY

     We rely primarily on trademark and copyright laws to protect our intellectual property although in our brief history, we have not developed significant intellectual property. We have registered several URL domain names, which include our primary Web sites discussed above as well as others that we anticipate in utilizing in the future.

     EMPLOYEES

     We currently have approximately 40 full-time employees. Our employees are not covered by any collective bargaining agreements.

     FACTORS AFFECTING FUTURE PERFORMANCE

     OUR INABILITY TO SUCCESSFULLY ACHIEVE CONFIRMATION OF A PLAN OF REORGANIZATION UNDER THE BANKRUPTCY CODE WILL ELIMINATE OUR CONTINUATION AS A GOING CONCERN AND CAUSE THE VALUE OF OUR CAPITAL STOCK TO BE ZERO. The bankruptcy filing that we made along with our wholly owned subsidiary JBSI in September 2001 has provided the immediate benefit of staying any debt collection actions that may be pending, offers a method for us to restructure our debts and provides a procedure for us to reorganize as a viable going concern. However, there are numerous factors that may prevent confirmation of a plan including the acceptance of the plan by the various classes of claims and interest holders. There are no assurances that a plan of reorganization will be confirmed which is necessary and essential for us to continue our operations.

     In addition, without a confirmed plan of reorganization the value of both our preferred stock and our common stock will be zero. Even under a confirmed plan of reorganization the value of both our preferred and common stock may be significantly impaired.

     WE ARE AN EARLY STAGE COMPANY WITH LIMITED OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS. We have recently entered the Linux computer manufacturing industry and have limited results of operations from this segment of our business. We have even more recently focused on development of Linux servers, desktops and appliances, each utilizing the Linux operating system. We are devoting considerable resources to the development of these lines and our family of sites marketed under the name LINUXMALL.COM, EBIZMART.COM, and EBIZENTERPRISES.COM. See "OUR BUSINESS - Our Web Sites."

     We have acquired other businesses in the Linux-Unix industry. In March, 2000, we acquired InfoMagic, Inc. We also acquired LinuxMall in October, 2000 and JBSI in January, 2001. While we believe the combination of these businesses will be successful and lead to profitable operations, in the short-term, integration of these businesses into our operations may lead to continued losses.

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

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. For the fiscal years ended June 30, 2000 and 2001, we sustained net losses attributable to common shareholders of approximately $9,969,374 and $49,090,384, respectively. Future losses are likely to occur. Our independent auditors have noted that these, among other factors raise substantial doubt about our ability to continue as a going concern. We have yet to generate and maintain sufficient profitability to sustain or grow operations without additional external funding. No assurances can be given that we will be successful in continuing to grow our revenues or reaching or maintaining profitable operations.

     OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND THERE ARE NO ASSURANCES WE WILL FIND ADDITIONAL CAPITAL RESOURCES. Our need for additional capital in the near term is no less urgent because of our bankruptcy filing. The necessity for additional capital to support continued operations prior to confirmation of a plan of reorganization is essential. Since inception we have funded operations with debt and equity capital. Our ability to operate profitably under our current business plan is largely contingent upon success in obtaining additional sources of debt and equity capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Without additional capital we may not be able to fully implement our business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital cannot be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

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

     WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO MANAGE FUTURE GROWTH. Any future growth we may experience will present many challenges and place additional pressure on our already limited resources and infrastructure. In the event we can achieve confirmation of a plan of reorganization and emerge from bankruptcy, no assurances can be given that we will be able to execute the plan of reorganization and effectively manage future growth. Our future growth may place a significant strain on our managerial, operational, financial and other resources. Our success will depend upon our ability to manage growth effectively, which will require that we continue to implement and improve our operational, administrative, financial and accounting systems and controls and continue to expand, train and manage our employees. Our systems, procedures and controls may not be adequate to support operations and we may not be able to achieve the rapid execution necessary to successfully penetrate the Linux market. Our inability to manage internal or acquisition-based growth effectively would cause a significant strain on our resources and our resulting financial performance would be materially adversely affected.

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

     CONTROL OF US IS CONCENTRATED IN PARTIES SUBJECT TO A SHAREHOLDER VOTING AGREEMENT WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS. Control of us is concentrated within a small number of stockholders who are subject to a shareholder voting agreement executed as part of the acquisition of JBSI in January 2001. All current members of our Board of Directors and several executive officers are parties to the shareholder voting agreement. The shareholder voting agreement directs those who are parties to the agreement how to vote their shares of common stock for the election of directors.When acting in concert, the group subject to the shareholder voting agreement can effectively control the election of our Board of Directors. The shareholder voting agreement will terminate in December 2002. As a practical matter, the current Board of Directors and management will continue to control Ebiz into the foreseeable future.

     THE CONVERSION PRICE OF THE DEBENTURE IS NOT FIXED AND COULD RESULT IN EXCESSIVE DILUTION. Although our bankruptcy filing has stayed the enforcement of the terms of the Debenture and it is highly unlikely that any conversion of the Debenture will occur during our bankruptcy, relief from the bankruptcy court to permit such enforcement and in turn, conversion, may be possible. The conversion price of our outstanding Debenture is at variable rates depending upon the market price of our stock and capped at fixed amounts. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources." This conversion feature could allow the Debenture to be converted at times when our stock prices are relatively low, could cause our stock prices to further decline due to the dilutive nature of the conversions and could generally result in excessive dilution to our current stockholders. The terms of the Debenture provide us with the ability to redeem for cash under certain circumstances in lieu of converting the Debenture. While we may exercise the redemption for cash feature as deemed appropriate to prevent what we consider to be excessive dilution, there is no assurance that we will have sufficient cash reserves to redeem the Debenture at any given time of conversion or at all. We currently do not have any sources of cash reserves sufficient to redeem the amount of the Debenture that is presently convertible into our common stock.

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

     In addition, under a plan of reorganization, existing equity holders may receive nothing unless new value is given. Following a successful reorganization, if one is to occur, no assurance can be given that an active market in new common stock will develop or be sustained. If an active market does not develop, holders of new common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

ITEM 2. DESCRIPTION OF PROPERTY

     We and several of our subsidiaries had leases for office and warehouse space in effect at the time of the bankruptcy filings . The bankruptcy filings stayed any enforcement actions for unpaid rent at the time of the filings. Evaluations are underway as to the strategic need of space represented by those leases. With the discontinuation of our sales force in Scottsdale, Arizona, we have eliminated our need for office space in Arizona. As a result of the acquisition of JBSI, we lease approximately 50,000 square feet of office/warehouse space in Stafford, Texas through 2004 at an annual rate of $354,000. Because of our bankruptcy filing, it is doubtful that we will reaffirm the lease under the current terms. We anticipate that a new lease, on much more favorable terms, will be negotiated with the landlord.

     LinuxMall is obligated under certain leases of office space in Aurora, Colorado at an annual rate of approximately $58,000 through March 2004, of office space in Edina, Minnesota at an annual rate of approximately $107,000 through March 2003 and of office space in Lawrence, Kansas at an annual rate of approximately $9,100 through January 2003. Since early in 2001, these spaces have not been used by LinuxMall and payments have not been made on those leases because of insufficient funds from the LinuxMall operations.

ITEM 3. LEGAL PROCEEDINGS

     Miscellaneous claims, including vendor collection suits, and a claim from a former service provider are outstanding. We believe that these disputes will be resolved without material adverse consequences to our operations. Additionally, litigation involving LinuxMall and the founder of Frank Kasper & Associates, Frank Kasper, Jr., regarding an employment contract has resulted in a judgment against LinuxMall for approximately $282,000. The judgment is now final and some effort has been made to collect the judgment from LinuxMall. The operations of LinuxMall are currently insignificant and there are insufficient funds to satisfy the judgment.

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

     The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board and the National Quotation Bureau in the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not reflect actual transactions.

FISCAL 2000                                                 High           Low
                                                           -------       -------
     First Quarter ended September 30, 1999                $ 5.375       $3.4375
     Second Quarter ended December 31, 1999                   3.50        2.8214
     Third Quarter ended March 31, 2000                       3.50        1.6875
     Fourth Quarter ended June 30, 2000                       2.00        1.4688

FISCAL 2001                                                 High           Low
                                                           -------       -------
     First Quarter ended September 30, 2000                $  1.50       $  0.76
     Second Quarter ended December 31, 2000                 0.6875        0.3086
     Third Quarter ended March 31, 2001                     1.1250          0.75
     Fourth Quarter ended June 30, 2001                       0.29          0.07

HOLDERS

     As of June 30, 2001, there were approximately 550 owners of record of our common stock. The transfer agent for our common stock is ComputerShare Investor Services in Lakewood, Colorado.

DIVIDEND POLICY

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends, if any, as declared by our Board of Directors. We have never declared or paid a dividend on our common stock and we do not intend to pay dividends in the foreseeable future. We are required to accrue a 10% ($10 per share) cumulative annual dividend for each share of our Series A Preferred outstanding. This dividend is payable as and when declared by our Board of Directors before payment of any dividends on common stock may be made. Dividends on the shares of Series A Preferred may be payable in whole or in part, at our discretion, in cash or in kind with our common stock. Under the provisions of a cash collateral order with our largest secured creditor, Canopy , which order has been issued by the bankruptcy court, no provision has been made to utilize proceeds of the cash collateral for the payment of dividends and we have no other funds for paying any dividends. We are also subject to restrictions on the payment of dividends under the terms of our outstanding Debenture held by JEM Ventures EBIZ, LLC. Unless otherwise directed by the bankruptcy court, our bankruptcy filing has stayed the enforceability of the terms of the Debenture.

SALES OF UNREGISTERED SECURITIES

     On March 31, 2000, we issued 2,500,000 shares of common stock to Mr. Shi-En Shiau for a total purchase price of $5,000,000. The purchase price was paid $500,000 in cash and $4,500,000 by delivery of a promissory note. A total of $400,000 of additional cash was received on the promissory note. The remaining balance on the note was not timely paid and under the terms of the agreement, as amended, the 2,500,000 shares were canceled and we have agreed to deliver 584,415 shares in consideration for the cash payments received. No underwriters were involved and the shares were exempt from registration under section 4(2) of the Securities Act of 1933 (the "Act"). The shares were issued to Mr. Shi-En Shiau in a private transaction for investment only and not with a view to distribution of the shares.

     On September 15, 2000, we issued 3,000,000 shares of common stock to Caldera for a total purchase price of $3,000,000 which was paid in cash. The proceeds from the sale were originally restricted for use in development of the Electronic Linux Marketplace assets which were transferred to partnerAxis. No underwriters were involved and the shares were exempt from registration under section 4(2) of the Act. The shares were issued to Caldera in a private transaction for investment only and not with a view to distribution as part of our purchase of the Electronic Linux Marketplace assets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal year ending June 30, 2001. The following discussion should be read in conjunction with the Financial Statements and related notes. See "INDEX TO FINANCIAL STATEMENTS" and the Financial Statements referenced in the index.

RECENT DEVELOPMENTS

     BANKRUPTCY FILING. On September 7, 2001 we and our wholly owned subsidiary JBSI filed separate voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. We are currently operating as a debtor-in-possession under the supervision of the bankruptcy court. As a debtor-in-possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court.

     The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the reorganization proceedings, there are uncertainties relating to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization.

     Since the filing of the voluntary petitions on September 7, 2001, significant bankruptcy related events have occurred which include the Bankruptcy court entering final orders approving (i) the Stipulation on September 13, 2001,
(ii) the Secured Line on September 24, 2001, and (iii) the Dealer Loan and LOC on November 8, 2001 (See LIQUIDITY AND CAPITAL RESOURCES ).

OVERVIEW

ACQUISITION OF LINUXMALL.COM, INC.

     On October 5, 2000, we completed the acquisition of LinuxMall.com, Inc. by the merger of LinuxMall into a newly formed wholly owned subsidiary. Linuxmall.com owned some of the most popular Linux oriented websites on the internet. These sites include Linuxmall.com, Linuxnews.com, PenguinPower.com and others. Additionally, Linuxmall.com has extensive history in the Linux industry. LinuxMall, including its founder and Board of Advisors, are a collection of the primary initiators of the Linux movement.

     The purpose of this acquisition was to merge the extensive Linux expertise of LinuxMall and its associated customer base, with our sales and manufacturing expertise. Additionally, the high profile nature of the LinuxMall.com website brought additional exposure for us in the Linux community. By the end of 2000, all LinuxMall operations were consolidated into the Scottsdale, Arizona office and the Denver facility was closed.

ACQUISITION OF JBSI, INC.

     On January 4, 2001, we completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary . A ten-year old company with a loyal customer base, JBSI was one of the largest resellers of Santa Cruz Operations (SCO) Unix software in the country. JBSI also has a state-of-the-art 50,000 square foot, uniquely configured manufacturing facility designed to support the Value Added Reseller (VAR) channel.

     We determined the primary source of new Linux users were migrating from the Unix environment. This conclusion was underscored by the pending sale of SCO Unix to Caldera Systems, Inc., a leading supplier of Linux operating software. The purpose of this merger was to capitalize on JBSI's Unix customer base by capturing future Linux users as they began their migration path from Unix. Furthermore, JBSI's manufacturing facilities located in Stafford, Texas were better equipped to handle our projected manufacturing needs . By March 31, 2001, a majority of our operations had been moved and integrated into the Stafford, Texas facilities. The Scottsdale offices were relocated to a smaller facility housing only a sales force and corporate offices.

ACQUISITION AND DISPOSITION OF PARTNERAXIS

     On September 19, 2000, we acquired from Caldera all of the intellectual property and certain other specified assets related to Caldera's proprietary marketing and distribution concept known as the Electronic Linux Marketplace ("ELM"). We operated these assets as a separate, wholly owned corporation known as partnerAxis, Inc. PartnerAxis attempted to build a business-to-business Web-based exchange for Linux product sales, advertising, knowledge membership and channel development. PartnerAxis was intended to be a unique virtual community specifically designed to attract users, manufacturers and electronic solution providers, and to provide information and support to develop and market Linux solutions (and other innovations).

     The ELM assets consisted principally of ideas, concepts, software systems and other intellectual property related to the ELM. Certain specified computer and office equipment were also acquired in this transaction.

     In the first quarter of 2001 it became apparent to management that the development of the partnerAxis concept would take more time and additional capital than was originally projected. Consequently, a buyer for partnerAxis was sought. On April 16, 2001, we completed the sale of partnerAxis, Inc to BySynergy, pursuant to a Stock Purchase Agreement dated April 13, 2001. The Company realized a loss of $3,612,171 in relation to this sale.

LONG TERM DEBT WITH FINOVA CAPITAL AND CANOPY

     With the acquisition of JBSI we assumed a revolving line of credit (RLOC) and a term note, both from Finova Capital Corporation. Both instruments were guaranteed by a first position lien on all of our assets, including our accounts receivable. On April 15, 2001, the Finova RLOC expired and access to funds as a result of this instrument was terminated. As a result, we had no access to cash for operations, as all collected receivables were diverted to pay down the Finova RLOC.

     After some discussions by management with Finova, the RLOC was extended until June 30, 2001. On June 30, 2001. The RLOC was terminated permanently. In August, 2001 Canopy assumed Finova's first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the RLOC. Canopy reestablished access to collected accounts receivable at that time, thereby providing cash to us for our operations.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000. Net revenue was $20,973,661 for the year ended June 30, 2001 compared to $11,900,667 for the year ended June 30, 2000. The increase of $9,072,994, approximately 76.2% over the prior period, was primarily due to the volume added by the JBSI acquisition in January 2001.

     Cost of sales for the year ended June 30, 2001 was $18,434,284 as compared to 10,961,638 for the year ended June 30, 2000, an increase of $7,472,646. The cost of sales percentage for year ended June 30, 2001 decreased to 87.9% of sales from 92.1% of sales for the same period in 2000, resulting in a corresponding gross profit margin increase to 12.1% from 6.8%, after effect of restructuring charge, of sales for these same periods. The improvement was the result of our strategic shift towards Linux products and systems and the addition of higher margin sales by the JBSI acquisition. During the year ended June 30, 2001, we recorded a charge to cost of sales of approximately $577,000 for obsolete and inactive inventory. The gross profit for the year ended June 30, 2001 was $2,539,377, an increase of $1,600,348 from the year ended June 30, 2000.

     Selling, general and administrative expense was $10,506,995, or 50% of revenue, for the year ended June 30, 2001 as compared to $7,312,259, or 61% of revenue, for the same period in the prior year. The increase of $3,194,736, or 43.7%, was primarily due to additional expenses incurred related to the JBSI and LinuxMall acquisitions. Most of these additional expenses were one-time in nature such as professional fees and additional travel. In addition we incurred duplicate overhead costs related to the separate operation of the companies until the integrations were complete. We also incurred restructuring charges related to the closing of the facilities in Arizona and Colorado. Additional one-time costs of approximately $800,000 came from the development of partnerAxis, which we disposed of in April 2001 and recorded a loss of $3,612,171. The increases were partially offset by a decrease of $1,844,000 in marketing and advertising expenses. The reduction was primarily due to the elimination of the CNET advertising program that we participated in during fiscal 2000.

     Depreciation and amortization expense for the year ended June 30, 2001 was $6,273,681, an increase of $6,008,681 over the $265,000 recorded for the year ended June 30, 2000. The increase was due to the amortization of the partnerAxis intangible assets and the amortization of the goodwill recorded as the result of the LinuxMall and JBSI acquisitions.

     Interest expense was $4,818,639 for the year ended June 30, 2001 as compared to $3,188,415 for the year ended June 30, 2000. The increase of $1,630,224 was primarily due to the amortization expenses related to the Debenture, costs recorded for the warrants issued in connection with capital financings, and interest on additional debt assumed with the acquisition of LinuxMall and JBSI. Interest and other income for the year ended June 30, 2001 was $183,814, a decrease of $51,620 from the same period in 2000, related to the decrease in restricted cash balance.

     During the last quarter of 2001 we determined that there was an impairment of the goodwill and other intangibles related to the Linuxmall and JBSI acquisitions which resulted in a charge of $25,142,645 which includesthe writedown of the investment in Vericenter due to the unlikeliness of collection.

     The preceding factors resulted in a net loss attributable to common stockholders of $49,090,384, or $2.32 per diluted share, for the year ended June 30, 2001 as compared to a net loss attributable to common stockholders of $10,121,304, or $1.32 per diluted share, for the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001 we had cash and cash equivalents of $557,894 representing a $506,897 increase from the total of $50,997 at June 30, 2000.

     OPERATING ACTIVITIES. Our net cash used in operating activities was $6,511,016 for the fiscal year ended June 30, 2001. The major sources were reductions in accounts receivable and increases in accounts payable offset by a decrease in accrued expenses, primarily accrued interest.

     INVESTING ACTIVITIES. The net cash used in investing activities was $252,660 and $265,921 for the twelve months periods ending June 30, 2001 and June 30, 2000, respectively. The primary use of the cash was for purchase of furniture and fixtures.

     FINANCING ACTIVITIES. During the year ended June 30, 2000, the net cash provided by financing activities was $7,270,573. The transfer of restricted cash of approximately $4,200,000 was used for conversion of the Debenture to common stock ($2.1 million), repayment of Debenture principal ($1.4 million) and to reduce interest payable ($0.7 million). We also received 3 million from the issuance of 4 million shares of common stock to Caldera.

DEBENTURE AND WARRANT

     On August 25, 1999 we issued the Debenture and warrant for a total of $7.1 million. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by current deposits at American National Bank and Trust Company of Chicago. The initial amount deposited was $5,000,000 reduced by $500,000 released during February 2000, $250,000 in July 2000 and $2,083,500 in October 2000. In connection with the release of the $250,000 in July 2000, we issued a warrant to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of June 30, 2001, the warrant had not been exercised. The required amount of the restricted cash decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Aggregate conversions of principal and accrued interest have been made and as of June 30, 2001, $2,725,209 of principal and accrued interest had been converted to 2,831,028 shares of common stock.

     On February 8, 2000, we agreed with the holder of the Debenture to modify the terms of conversion of the Debenture. The per share conversion price of the accrued principal convertible as of February 25, 2000 of $2,761,108 and outstanding interest as of February 7, 2000 of $140,203 was changed to equal the lesser of (a) $3.84, or (b) the average of the three lowest closing bid prices of its common stock for the 15 consecutive trading days ending on the trading day immediately preceding the submission of a conversion notice by the holder. The $3.84 per share price equaled the conversion price of the Debenture on January 25, 2000

     On March 31, 2000 we agreed with the Debenture holder agreed to an additional modification to the conversion price formula by changing the reset price determinant to the average of the three lowest trading prices from the three lowest closing bid prices occurring in the 15 day period prior to conversion. All other aspects of the formula remained unchanged.

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

     The original warrant included as part of the transaction when we issued the Debenture was exercisable for the purchase of 245,000 shares of our common stock, 60,000 at $7.4723 per share, 60,000 at $8.6219 per share and 125,000 at
$6.3227 per share. The exercise prices were modified on October 19, 2000 to $4.00 per share in connection with the transaction described above. The warrant is exercisable at any time prior to August 22, 2004. As of June 30, 2001 none of the warrants have been exercised.

     On June 11, 2001, the Debenture holder withdrew the remaining amount which was approximately $2,091,000 of the restricted cash. The cash withdrawn was used to reduce outstanding interest of approximately $678,000 and principal of approximately $1,413,000. The remaining principal balance of the debenture at June 30, 2001 was approximately $3,113,000.

     On September 13, 2001 we entered into a Stipulation with Canopy which allows us to use 95% of the collections received from pre-petition accounts receivable on which Canopy holds a security interest. In exchange for this agreement, we granted Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximates $,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

     On September 24, 2001 we entered into the Secured Line with Caldera. Under terms of the Secured Line, Caldera provided a $250,000 line of credit to us which will facilitate our ability to purchase product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit.

     On November 8, 2001 we entered into the Dealer Loan with Textron, and the LOC with Canopy. Under the terms of the Dealer Loan, Textron will provide us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This will provide assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

     As a result of the above factors, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECIAL NOTICE

     The accompanying financial statements and Report of Independent Public Accountants includes only the year ending June 30, 2001. We are consulting with our prior auditor of record to obtain their consent to reissue their report of Independent Public Accountants Report dated October 5, 2001 (except with respect to the matter discussed in Note 2 - Restatement below, which is dated March 16,
2001) that was previously filed with the Securitites and Exchange Commission on March 23, 2001 in our Form 10-KSB/A for the year ended June 30, 2000. We anticipate that consent from our prior auditors will be forthcoming in the near term, and that the financial statements included in the 10-KSB/A for the year ended June 30, 2000 and a reissued Report of Independent Public Accountants covering those financial statements will be included in an amended Form 10-KSB for the year ended June 30, 2001 which we expect to file no later than December 15, 2001. While we expect to file our amended Form 10-KSB no later than December 15, 2001, there can be no assurances that such amended Form 10-KSB will be filed by such date.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      31

Balance Sheet at June 30, 2001                                                32

Statement of Operations for the Year Ended June 30, 2001                      33

Statement of Stockholders' Equity (Deficit) for the Year
  ended June 30, 2001                                                         34

Statement of Cash Flows for the Year Ended June 30, 2001                      35

Notes to Financial Statements for the Year Ended June 30, 2001                36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO EBIZ ENTERPRISES, INC.:

We have audited the accompanying consolidated balance sheets of EBIZ Enterprises, Inc., a Nevada corporation, (the Company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EBIZ Enterprises, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had negative cash flows from operations in 2001, has an accumulated deficit, does not have sufficient capital to support its operations, and has filed petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ SEMPLE & COOPER LLP

Phoenix, Arizona
March 24, 2001

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
                        FOR THE YEAR ENDING JUNE 30, 2001


                                     ASSETS

Current Assets:
  Cash                                                             $    557,894
  Accounts receivable, net of allowance for doubtful
    accounts of $1,085,815                                            1,958,486
  Inventory, net                                                        999,365
  Prepaid expenses and other current assets                             179,543
                                                                   ------------
     Total current assets                                             3,695,288
Property and Equipment, net                                           1,183,361
Deferred Loan Fees, net                                                  52,443
Restricted cash                                                         258,879
Goodwill, net                                                         2,832,230
Other Assets                                                             69,557
                                                                   ------------
            Total assets                                           $  8,091,758
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                 $  9,499,695
  Accrued expenses                                                    2,383,609
  Notes payable                                                       4,722,873
  Related party Notes payable                                         2,330,986
  Convertible Debenture, net of discount                              2,889,579
                                                                   ------------
            Total current liabilities                                21,826,742

Notes payable                                                           486,812
                                                                   ------------
            Total liabilities                                        22,313,554
                                                                   ------------

Commitments and Contingencies
Stockholders' Equity (Deficit):
  Convertible preferred stock; $0.001 par value;
    5,000,000 shares authorized; 7,590 shares
    issued and outstanding                                              366,737
  Common stock; $0.001 par value; 70,000,000 shares
    authorized; 34,062,328 shares issued and outstanding                 34,063
  Additional paid-in capital                                         46,715,220
  Accumulated deficit                                               (61,337,816)
                                                                   ------------
     Total stockholders' equity (deficit)                           (14,221,796)
                                                                   ------------
                                                                   $  8,091,758
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDING JUNE 30, 2001


Net Revenue                                                        $ 20,973,661
Cost of Sales                                                        18,434,284
                                                                   ------------
  Gross profit                                                        2,539,377

Selling, General and Administrative Expenses                         10,506,995
Depreciation and Amortization                                         6,273,681
Provisions for Doubtful Accounts                                      1,383,544
Loss on Sale of partnerAxis                                           3,612,171
                                                                   ------------
  Loss from Operations                                              (19,237,014)

Other Income (Expense):
  Interest Expense                                                   (4,818,639)
  Interest & Other income                                               183,814
  Impairment of Intangibles & Investments                           (25,142,645)
                                                                   ------------
Net loss                                                            (49,014,484)
                                                                   ------------

Dividends on preferred stock                                            (75,900)
                                                                   ------------
Net Loss Attributable To Common Stockholders                       $(49,090,384)
                                                                   ============

Net Loss Per Common Share, Basic and Diluted                       $      (2.32)
                                                                   ============

Weighted Average Common Shares: Basic and Diluted                    21,197,886
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDING JUNE 30, 2001

                                           Preferred Stock             Common Stock             Additional
                                        ----------------------    -------------------------      Paid-in
                                         Shares       Amount        Shares         Amount        Capital
                                        ---------    ---------    -----------    ----------    ------------
BALANCE, JUNE 30, 2000                      7,590    $ 366,737      8,497,566    $    8,498    $  9,808,580
Options and warrants issued
  for consulting services                      --           --             --            --          54,923
Stock issued for services                      --           --        361,600           362         385,838
Warrants issued to debenture holder            --           --             --            --       1,363,496
Accrued dividends on preferred stock           --           --             --            --              --
Beneficial conversion feature
  of convertible debentures                    --           --             --            --         302,566
Conversion of debt and interest                --           --      5,415,733         5,415       5,057,915
Stock, options and warrants
  issued for business acquisitions             --           --     19,547,429        19,548      28,542,142
Expiration of redemption provisions
  on Common Stock                              --           --        240,000           240       1,199,760
Impairment of Note Receivable
  for Common Stock                             --           --             --            --              --
Net loss, warrants and options                 --           --             --            --              --
                                        ---------    ---------    -----------    ----------    ------------
BALANCE, JUNE 30, 2001                      7,590    $ 366,737     34,062,328    $   34,063    $ 46,715,220
                                        =========    =========    ===========    ==========    ============

                                           Note         Accumulated      Stockholders'
                                         Receivable       Earnings/         Equity
                                         for Stock         Deficit         (Deficit)
                                        ------------    ------------     ------------
BALANCE, JUNE 30, 2000                  $         --    $(12,247,432)    $ (2,063,617)
Options and warrants issued
  for consulting services                         --              --           54,923
Stock issued for services                         --              --          386,200
Warrants issued to debenture holder
Accrued dividends on preferred stock              --              --        1,363,496
Beneficial conversion feature
  of convertible debentures                       --         (75,900)         (75,900)
Conversion of debt and interest
Stock, options and warrants                       --              --          302,566
  issued for business acquisitions                --              --        5,063,330
Expiration of redemption provisions
  on Common Stock
Impairment of Note Receivable                248,800              --       28,810,490
  for Common Stock
Net loss, warrants and options                    --              --        1,200,000

BALANCE, JUNE 30, 2001                      (248,800)             --         (248,800)
                                         (49,014,484)    (49,014,484)
                                        ------------    ------------     ------------
                                        $         --    $(61,337,816)    $(14,221,796)
                                        ============    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDING JUNE 30, 2001


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(49,014,484)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                    6,273,681
    Stock, options and warrants exchanged for services                                 441,123
    Impairment of intangibles and investments                                       25,505,092
    Warrants issued to debt holders                                                  1,363,496
    Loss on Sales of partnerAxis                                                     3,612,171
    Increase in reserves and allowances                                              2,686,736
    Interest costs of Beneficial Conversion Feature                                  1,679,202
    Amortization of discount and loan fees                                             741,374
    Changes in assets and liabilities:
      Accounts receivable                                                              509,335
      Inventory                                                                       (376,265)
      Prepaid expenses and other current assets                                         16,060
      Accounts payable                                                               1,154,528
      Accrued expenses                                                              (1,103,065)
                                                                                  ------------
          Net cash used in operating activities                                     (6,511,016)
                                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES: (net of effect of business acquisitions):
  Cash from Business acquisitions                                                      128,355
  Increase in other assets                                                              (5,686)
  Purchase of furniture, fixtures, intellectual property and equipment,net            (375,329)
                                                                                  ------------
          Net cash used in investing activities                                       (252,660)
                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES: (net of effect of business acquisitions):
  Net (repayments)  borrowings under  line of credit                                   912,206
  Borrowings under notes payable                                                     1,581,462
  Principal repayments of notes payable                                             (2,468,380)
  Transfer from/(to) restricted cash (non-current), net                              4,245,285
  Sale of stock, net of expenses                                                     3,000,000
                                                                                  ------------
          Net cash provided by financing activities                                  7,270,573
                                                                                  ------------

  Net increase in cash                                                                 506,897
  Cash, beginning of year                                                               50,997
                                                                                  ------------
  Cash, end of year                                                               $    557,894
                                                                                  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             301,453

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services                                                386,200
  Dividends accrued on preferred stock                                                  75,900
  Beneficial Conversion Feature on Convertible Debentures                            1,679,202
  Issuance of warrants and options for consulting services                              54,923
  Issuance of warrants to Debenture holder                                           1,363,496
  Conversion of debt and related interest to common stock                            5,063,330
  Issuance of common stock for business acquisitions                                25,561,690

              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
                                     NOTE 1
        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS
                              AND USE OF ESTIMATES
--------------------------------------------------------------------------------

NATURE OF OPERATIONS

EBIZ Enterprises, Inc. (the Company) manufactures and sells its Terian general purpose application computer servers as a packaged computing solution with software applications provided by its independent software vendor partners and vertical channel partners. The Company also distributes and serves as a value-added reseller of computer equipment and software throughout the United States. The Company is based in Houston, Texas.

On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. LinuxMall owns some of the most popular Linux oriented websites on the internet. Additionally, Linuxmall.com has extensive history in the Linux industry. LinuxMall, including its founder and Board of Advisors, are a collection of the primary initiators of the Linux movement. The purpose of this acquisition was to merge the extensive Linux expertise of LinuxMall and its associated customer base, with the sales and manufacturing expertise of EBIZ. Additionally, the high profile nature of the LinuxMall.com website brought additional exposure for EBIZ in the Linux community. (See Note
2)

On January 4, 2001, the Company completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary of the Company. JBSI was one of the largest resellers of Santa Cruz Operations (SCO) Unix software in the country. The purpose of this merger was to capitalize on JBSI's Unix customer base by capturing future Linux users as they began their migration path from Unix. Furthermore, JBSI's manufacturing facilities located in Stafford, Texas were better equipped to handle the projected manufacturing needs of EBIZ Enterprises. (See Note 2)

The Company was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, the Company's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, the Company acquired the operating assets and liabilities of Genras, Inc. (an Arizona corporation) and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, the Company changed its name to EBIZ Enterprises, Inc.

MANAGEMENT PLANS

Our objective is to deliver Linux-Unix solutions through channel partners who in turn focus on the corporate business marketplace. We intend to achieve this objective by utilizing two primary delivery channels in which we believe we will have strong presence and positioning, especially after our acquisitions of LinuxMall and JBSI. These channels are:

     * DIRECT SALES. Our largest source of revenue and growth is expected to be through our own internal direct sales force. The sales force sells fully integrated Linux-Unix solutions to the corporate business environment - primarily through Value Added Resellers (VARs).

     * E-COMMERCE. Our flagship Web sites are LINUXMALL.COM and EBIZMART.COM. These sites provide marketing and distribution opportunities for providers of Linux-Unix products and services and advertisers to Linux users. These sites also serve the Linux-Unix user, providing a broad selection of products and merchandise, as well as technical support and community information. These Web sites are intended to be the home of the largest selection anywhere of Linux-compatible technical products and related items, including servers, desktop and notebook computer systems, communications and networking products, hardware, components, peripherals and software applications, games and utilities, and apparel and specialty merchandise.

     Our strategic objectives are to:

     * Maintain our comprehensive Web sites that combine product marketing with Linux-Unix community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

     * Utilize our Linux-Unix product development expertise to create unique product lines for bundling into delivered solutions;

     * Generate revenue through product sales as well as through technical support, service and training opportunities, customer services, Internet advertising, marketing and Web links;

     * Expand sales, marketing, production and distribution of our branded product lines; and

     * Establish ourselves as an active member of the Linux-Unix community known to aggressively support the open source development initiative.

In order to meet these objectives, we will require additional funding to implement our planned sales, marketing and product development activities.

On September 7, 2001 the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. We are developing a reorganization plan which we expect to file with the bankruptcy court by December 15th, 2001. Confirmation of a plan of reorganization is necessary for the Company to continue as a going concern. The bankruptcy filing was precipitated by our inability to raise additional capital, the loss of the asset base credit facility for our wholly owned subsidiary, JBSI and debt that the Company was unable to adequately support. The long term implementation of our business plan and our company strategies as well as the achievement of the objectives of those strategies is dependent upon our ability to successfully restructure through a confirmed plan of reorganization.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses and had negative cash flows from operations in 2001 and 2000 and does not have sufficient capital needed to support its operations. Our inability to successfully achieve confirmation of a plan of reorganization under the Bankruptcy Code will eliminate our continuation as a going concern. The bankruptcy filing of the Company in September 2001 has provided the immediate benefit of staying any debt collection actions that may be pending, offers a method for the Company to restructure its debts and provides a procedure for the Company to reorganize as a viable going concern. However, there are numerous factors that may prevent confirmation of a plan including the acceptance of the plan by the various classes of claims and interest holders. There are no assurances that a plan of reorganization will be confirmed which is necessary for the Company to continue operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with an original maturity of three months or less from the date of purchase to be classified as cash and cash equivalents.

REVENUE RECOGNITION

Revenues are recognized upon shipment of product under confirmed customer purchase orders. Provision is made for an estimate of doubtful accounts and is based on historical experience. A provision is also made for estimated returns and warranty repairs. System component and replacement costs are generally covered under the third-party manufacturer's warranty. The Company had an allowance for warranty repair costs of approximately $18,000 at June 30, 2001 related to the sales of its computers.

The Company has authorized distributorship agreements with various manufacturers. These agreements also provide for periodic reimbursement of a portion of the Company's advertising expenses and credit toward purchases based on the Company's transaction volume.

The cost of software to be sold, leased or otherwise marketed that has alternative future use is recorded in cost of sales in the period the related revenue is recognized. The Company did not sell any software that was internally developed and no costs were incurred for internal development of software during 2001. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed", the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a product design and working model.

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

ADVERTISING AND PROMOTION

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statement of operations. Advertising expense was approximately $632,000 for the year ended June 30, 2001.

INCOME TAXES

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events are considered other than enactments of changes in the tax law or rates.

LOSS PER SHARE

No outstanding options or warrants were assumed to be exercised for purposes of calculating diluted earnings per share for the year ended June 30, 2001, as their effect was anti-dilutive.

PENDING ACCOUNTING PRONOUNCEMENTS

In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discounted operations. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The standard is effective for fiscal years beginning after December 15, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 2001 the Financial Accounting Standards Board adopted Opinion No. 141, Business Combinations, and Opinion No. 142, Goodwill and Other Intangibles. The pronouncements provide for the cessation of the pooling method of accounting for business combinations as well as providing that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The Company does not expect the adoption of the standards to have a material effect on the financial statements. The effective dates for Financial Accounting Standards Nos. 141 and 142 are July 1, 2001 and for fiscal years beginning after December 15, 2001, respectively.

STOCK BASED COMPENSATION

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation Issued to Employees." SFAS No. 123 prescribes using the fair value method of accounting for stock-based compensation issued to employees; however, the Company has elected, as permitted by SFAS No. 123, to continue to use the intrinsic value method in its primary financial statements. The intrinsic value method records compensation expense for stock based upon the difference between the exercise price and the fair market value of the Company's stock at the date of grant, recognized over the vesting period of the options.

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains a majority of its cash equivalent balance in overnight sweep investments. Management believes that concentrations of credit risk with respect to accounts receivable are limited because the Company's customer base is large and dispersed across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize risks.

INVENTORY

Inventory consists of microcomputers and related peripheral products and software and is valued at the lower of cost (first-in, first-out) or market. The inventory balance at June 30, 2001 is shown net of an allowance for obsolescence of $1,048,912.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset.

LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition, is less than its carrying amount.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", the Company recorded an impairment loss on the long-lived assets of its Linuxmall.com business. The trends in the Linuxmall.com business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Company recognized an asset impairment loss of $17,062,336 ($17,062,336 net of tax, or $0.80 per share). This loss is the difference between the carrying value of the Linuxmall.com assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

The Company also recorded an impairment loss on the long-lived assets of its JBSI business. The trends in the JBSI business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Company recognized an asset impairment loss of $7,085,978 ($7,085,978 net of tax, or $0.33 per share). This loss is the difference between the carrying value of the JBSI assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

The Corporation also recorded an impairment loss on the long-lived assets of its Infomagic business. The trends in the Infomagic business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Corporation recognized an asset impairment loss of $406,371 ($406,371 net of tax, or $0.02 per share). This loss is the difference between the carrying value of the Infomagic assets and related goodwill and the fair value of these assets based on discounted estimated future cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company enters into various types of financial instruments in the normal course of business and in connection with acquisitions and divestitures. The Company does not hold or issue financial instruments for trading purposes nor does it hold interest rate, leveraged or other types of derivative financial instruments. The carrying values of cash and cash equivalents, accounts receivables, notes receivable, related party receivables, accounts payable and indebtedness reflected in the June 30, 2001 consolidated balance sheet approximate their fair value at that date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes these estimates are reasonable.

--------------------------------------------------------------------------------
                                     NOTE 2
                                  ACQUISITIONS
--------------------------------------------------------------------------------

AQUISITION OF LINUXMALL.COM, INC.

On October 5, 2000, the Company completed the acquisition of LinuxMall.com by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million for the acquisition comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options to purchase 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, $5.7 million in net liabilities are included in the calculation for a total consideration of $20.5 million. Approximately 2.5 million shares were issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The amendments to the original purchase agreement were not significant, except for a change in the conversion ratio on October 3, 2000, which reduced the ratio from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new measurement date for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation of the total purchase price is as follows:

                                                           Period of
                                                          Amortization
                                             Amount         In Years
                                          ------------    ------------
          ALLOCATION:
          Current assets                  $    722,071
          Other non-current assets             461,163
          Current liabilities               (4,387,921)
          Long-term debt                    (2,526,270)
          Assembled workforce                  330,000         3
          Technology                         1,310,000         3
          Customer List                        770,000         2
          Trademarks                         4,210,000         5
          Goodwill                          13,845,771         5
                                          ------------
                                          $ 14,734,814
                                          ============

The liabilities were comprised of convertible debt, trade accounts payable and accrued expenses.

During the year ended June 30, 2001 the Company recognized an asset impairment loss of $17 million. This loss is the difference between the carrying value of the Linuxmall.com assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows. (See
Note 1)

AQUISITION OF JBSI, INC.

On January 4, 2001, the Company completed the acquisition of JBSI by the merger of JBSI into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $7.7 million for the acquisition comprised of 8.3 million shares of the Company's common stock valued at $6.0 million and options for 3.7 million shares of the Company's common stock valued at $1.7 million. The fair value of all shares to be issued to acquire JBSI equals approximately $6.0 million or $0.7312 per share. The fair value of the options was calculated by using the Black-Scholes pricing model using the following weighted average assumptions: stock price of $0.7312, exercise price of $0.40, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%. In addition, $3.7 million in net liabilities are included in the calculation of the total consideration of $11.5 million. Amendments to the Plan of Merger dated November 20, 2000 were not significant, and this measurement date was used for the purchase price determination. The transaction wasaccounted for under the purchase method of accounting in accordance with APB 16. The Company has engaged a third party to determine the purchase price allocation of the intangible assets acquired. The intangible assets are anticipated to be amortized over a useful life of two to five years.

During the year ended June 30, 2001 the Company recognized an asset impairment loss of $7.1 million. This loss is the difference between the carrying value of the JBSI assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows. (See Note 1)

PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC.

On September 15, 2000, the Company entered into a Purchase and Sale Agreement with Caldera Systems, Inc. ("CALDERA") for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company planned to further develop the business concept in a wholly owned subsidiary, partnerAxis, Inc. ("PARTNERAXIS"). The Company issued 4 million shares of its common stock to Caldera as its initial payment for cash and assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Of the $6.4 million total, $3,360,811 was recorded as partnerAxis intangible assets, $3 million as restricted cash and $39,189 as furniture and equipment in the accompanying consolidated financial statements. The $3 million of restricted cash was dedicated for use in developing and implementing the partnerAxis business plan. The intangible assets were anticipated to be amortized over a useful life of 2 to 3 years. Up to 4 million additional shares of common stock were issuable to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001.

The Company has reached an agreement in principle with Caldera as reflected in a term sheet dated January 24, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. As part of the Purchase and Sale Agreement, $3 million in proceeds from the sale to Caldera of 3 million shares of common stock of the Company were to be used in developing the business plan of partnerAxis. Caldera and the Company agreed to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which now totals $2.1 million. Pursuant to the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million must be deposited with the escrow agent no later than June 30, 2001 (the "ESCROW FUNDS"). Prior to this date, the Company may use those funds for purposes other than developing the business plan of partnerAxis, and the Company has, in fact, used $1.1 million of the Escrow Funds for other purposes. Should the Company fail to deposit the $1.1 million with the escrow agent by June 30, 2001, the Company was required to issue to Caldera a warrant to purchase 1 million shares of common stock of the Company at the price per share and on terms and conditions as set forth in the warrant. Additional terms included payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance.

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

--------------------------------------------------------------------------------
                                     NOTE 3
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following at June 30, 2001:

                                                   ESTIMATED
                                                  useful life
                                                  -----------
Furniture, fixtures and office equipment          3 to 7 years      $ 1,008,750
Software                                            3 years              80,779
Property under capital lease                        5 years             348,846
Leasehold improvements                            2 to 5 years           96,835
                                                                    -----------
                                                                      1,535,210
Accumulated depreciation                                               (351,849)
                                                                    -----------

                                                                    $ 1,183,361
                                                                    ===========

--------------------------------------------------------------------------------
                                     NOTE 4
                           RELATED PARTY INDEBTEDNESS
--------------------------------------------------------------------------------

On August 22, 2000, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $500,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is convertible into shares of common stock at $1.00 per share at the holder's discretion. The original maturity date of the note was September 22, 2000. The fair market value of the Company's stock was $1.26 on the date of issuance. A beneficial conversion feature of $130,000 has been recorded as interest expense.

The note was amended December 31, 2000 and combined with a $500,000 Secured Convertible Promissory Note dated July 10, 2000 from LinuxMall to Canopy plus all accrued interest (the "AMENDED NOTE"). The Amended Note was issued for a total principal amount of $1,041,781 and was due June 30, 2001. If the Amended
Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Amended Note. In addition, warrants to purchase 1,230,769 shares of the Company's common stock at $0.375 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $215,000, using the following weighted average assumptions: stock price of $0.375, exercise price of $0.375, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as interest expense. As of June 30, 2001 the note is in default yet the debtor has not requested a conversion of the debt to common stock pursuant to the conversion provision.

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

The components of Related Party indebtedness at June 30, 2001 are summarized as follows:

Note payable to a stockholder, fixed interest amount,
  due on demand, unsecured.                                              71,928
Note payable to a stockholder resulting from acqusition,
  fixed interest amount, due on demand, unsecured.                      177,596
Convertible note payable to a related entity, interest
  at 10%, payable on June 30, 2001, in default. Secured by
  all assets of the Company.                                          1,041,781
Convertible note payable to a related entity, interest at
  10%, payable on October 29, 2001. Secured by all assets
  of the Company.                                                     1,000,000
Note payable in exchange for cash, interest at 10%,
  payable on October 5, 2001; secured by specific accounts
  recivables and inventory.                                              39,681
                                                                    -----------
                                                                      2,330,986
Less - current maturities                                            (2,330,986)
                                                                    -----------
                                                                    $        --
                                                                    ===========

As of June 30, 2001, the note payable to a related entity in the amount of $1,041,781 was in default. The note has conversion provisions which have not been exercised as of the financial statement date.

--------------------------------------------------------------------------------
                                     NOTE 5
                                  INDEBTEDNESS
--------------------------------------------------------------------------------

The components of indebtedness at June 30, 2001 are summarized as follows:

Financial institution borrowings:
  Line of credit, as amended in 1998 - $10 million, interest
    at prime plus 2.5%, matures July 2001                           $ 2,270,311
  Term note, as amended in 1998 -  principal due in July 2001,
    interest at prime plus 2.5%                                       2,000,000
Other borrowings:
  Subordinated convertible debentures from acquisitions,
    interest at 6% interest payable monthly with principal
    due April 30, 2002.                                                 183,837
  Note payable resulting from acquisition, interest at 10.5%, payable in equal quarterly installments beginning
    February 12, 1999 with principal due May 12, 2001, in default.      300,000
  Note payable resulting from acquisition, interest at 6%,
    payable quarterly with all principal due October 18, 2002           100,000
  Capital leases resulting from acquisitions, with aggregate monthly payments approximating $12,000 and bearing
    interest at rates between 9% and 11%; expiring
    through June, 2004.                                                 355,537
                                                                    -----------
                                                                      5,209,685
Less - current maturities                                            (4,722,873)
                                                                    -----------
                                                                    $   486,812
                                                                    ===========

Borrowings under the line of credit are limited to 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. The term note is secured by property and equipment. These borrowings contain various covenants which require, among other things, the maintenance of certain working capital and financial ratios and limitations on the declaration of dividends. In August 2001, Canopy assumed Finova's first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the LOC. Canopy reestablished access to collected accounts receivable at that time, thereby allowing the Company cash for operations.

The aggregate maturities of indebtedness described above are as follows:
$5,051,000 in 2002; $125,000 in 2003 and $34,000 in 2004.

--------------------------------------------------------------------------------
                                     NOTE 6
                              CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

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

The Debenture is convertible, at the holder's option, into shares of the Company's common stock over an 18 month period at approximately $394,000 per month. The Company's ability to reduce the cash collateral and to have these amounts available for working capital is contingent upon the holder converting the Debenture or the Company's ability to pay down the Debenture with cash from other sources. If the holder, at its discretion, converts the Debenture, the Company could draw approximately $.70 for each $1 of Debenture principal converted to fund operations. This ratio has been modified. The unconverted balance, if any, of the Debenture and the unconverted accrued interest is due February 24, 2002.

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

The Debenture required that the related shares of the Company's common stock issuable upon conversion of the Debenture be registered under the Securities Act of 1933 and the regulations of the SEC before the holder could begin to convert the Debenture to common stock. The necessary registration was initiated by the Company in October 1999 and became effective in February 2000. As of June 30, 2001, the holder had accrued the rights to convert all the outstanding principal of approximately $4.5 million of the principal of the Debenture into shares of the Company's common stock.

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

In February 2000, the Debenture was amended to reduce the conversion price on accrued principal of $2,761,108 and interest of $140,203 to equal the lesser of
(a) $3.84 or (b) the average of the three lowest closing bid prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In March 2000, the Debenture was amended to change the formula on the variable conversion price from the three lowest closing bid prices to the three lowest trading prices in the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In connection with the amendments to the Debenture, the Company recorded additional deferred loan fees of approximately $140,000, which are being amortized over the remaining term of the Debenture that the holder accrues the right to convert.

In July 2000, the Debenture was amended to reduce the conversion price of $264,087 of principal to the lesser of (a) $1.00 or (b) the average of the three lowest trade prices of the Company's common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In connection with the amendment to the Debenture, the Company recorded additional deferred loan fees of approximately $170,000, which are being amortized over the remaining term of the Debenture that the holder accrues the right to convert.

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

In connection with October 19, 2000 modification of the Debenture, the Company issued warrants to purchase 850,000 shares of its common stock at $1.00 per share and 500,000 shares at $1.10 per share to Canopy. In consideration for issuance of the warrants, Canopy purchased the 2.5 million shares issued upon conversion of the Debenture from the Debenture holder. The fair value of these warrants, as calculated by the Black-Scholes pricing model, was estimated to be approximately $740,000, using the following weighted average assumptions: stock price of $0.84, risk free interest rate of 6.48%, expected life of five years, a volatitlity factor of 80% and a dividend yield of 0%. In connection with the issuance of the warrants, the Company recorded a charge to interest expense of approximately $740,000.

On June 11, 2001, the Debenture holder withdrew the remaining approximately $2,091,000 of the restricted cash. The cash withdrawn was used to reduce outstanding interest of approximately $678,000 and principal of approximately $1,413,000. The remaining principal balance of the debenture at June 30, 2001 was approximately $3,113,000.

Interest payable to the holder has been accrued monthly since September 1999 with approximately $150,000 paid in cash, as required by the terms of the Debenture, prior to the registration process. During February 2000, approximately $140,500 of interest was converted into 36,546 shares of common stock. An additional $8,200 of interest converted into 4,799 shares of common stock during March through June 2000. The fair value of the Company's common stock ranged from $6.90 to $1.92 on the dates of the interest conversions during the period from February to June 2000. The Company recorded a beneficial conversion feature on the conversion of interest for the period of February through June of 2000 of approximately $86,000. Additionally, during February through June 2000, approximately $429,000 of principal was converted to 222,683 shares. No conversions were made during July and August 2000. During September 2000, approximately $60,900 of principal and $3,293 of interest was converted into 63,563 and 3,437 shares of common stock, respectively. The fair value of the Company's common stock ranged from $1.06 to $2.13 on the dates of the interest conversion in September 2000. The Company recorded a beneficial conversion feature on the conversion of interest of approximately $2,000, which is reflected as additional interest expense during the three months ending September 30, 2000. As of June 30, 2001 the remaining balance of accrued interest payable was approximately $14,585.

--------------------------------------------------------------------------------
                                     NOTE 7
                                  INCOME TAXES
--------------------------------------------------------------------------------

The Company has cumulative net operating losses as of June 30, 2000, in excess of $64 million. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code
Section 382 change in ownership rules. The Company has established a valuation reserve as it has not determined that it is more likely than not that the deferred tax asset is realizable.

The provision for income taxes for the year ended June 30, 2001 consists of the following:

Current tax expense (benefit)                                      $         --
Deferred tax expense (benefit)                                               --
                                                                   ------------
(Benefit) for income taxes                                         $         --
                                                                   ============

Deferred income tax assets (liabilities) at June 30, 2001 consist of the following:

Current deferred tax assets (liabilites):
  Reserves and other accruals                                      $    830,000
  Valuation Allowance                                                  (830,000)
                                                                   ------------
          Total current deferred tax assets (liabilites)           $         --
                                                                   ============

Non-current deferred tax assets (liabilites):
  Amortization of goodwill                                         $     19,000
  Net operating loss carry forward                                   23,790,000
  Valuation allowance                                               (23,809,000)
                                                                   ------------
          Total non-current deferred tax assets (liabilities)                --
                                                                   ------------
               Net deferred tax asset (liability)                  $         --
                                                                   ============

--------------------------------------------------------------------------------
                                     NOTE 8
                              STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

REVERSE STOCK SPLIT

Share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to a one-for-ten reverse stock split effective June 1998.

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

As of June 30, 2001 the following groups of warrants were outstanding:

     Expiration Date              Exercise Price             Common Shares
     ---------------              --------------             -------------
     February 2002                     7.20                        9,086
     December 2003                  3.00 - 8.25                  230,000
     August 2004                    6.32 - 8.62                  245,000
     November 2002                     1.00                       70,000
     July 2002                         2.00                      125,000
     August 2003                       2.00                       37,500
     March 2005                        0.88                      600,000
     December 2005                     1.10                    1,000,000
     March 2005                        1.10                    1,363,636
     April 2005                        1.10                    1,611,368
     October 2002                      1.10                      500,000
     October 2002                      1.00                      850,000
     January 2003                     0.375                    1,230,769
     January 2003                      0.47                    1,063,829

STOCK, WARRANTS AND OPTIONS ISSUED FOR CONSULTING SERVICES

The Company records equity instruments that are issued for goods and services at the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable. The Company utilizes the Black-Scholes pricing model to determine fair value.

In November 2000, the Company issued 70,000 options to a consulting firm for consulting services related to investor relations. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $19,000, using the following assumptions: stock price of $0.72, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%. The warrants vested 100% upon issuance and had an exercise price of $1.00.

In December 2000, the Company issued 70,000 options to an individual for consulting services related to strategic planning. The fair value of these options, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $36,000, using the following assumptions: stock price of $0.51, risk free rate of 6.48%, expected life of ten years, a volatility factor of 80% and a dividend yield of 0%. The options vested 100% upon issuance and had an exercise price of $2.00.

In February and March 2001, the Company issued 230,000 and 131,600 shares of common stock to two different consulting firms for consulting services related to investor relations. The fair value of the common stock, determined by using the fair market value of the stock on the date of Board of Director approval, was determined to be $287,000 and $99,000 respectively.

COMMON STOCK ISSUED FOR ADVERTISING

In January, 2000 the Company entered into a Premier Advertiser Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's "PREMIER ADVERTISER" program for CNET's Linux Center and received advertising for, and links to, the Company's Web site, TheLinuxStore.com. The term of the agreement was through February 2001, subject to earlier termination. The Company was required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. valued at the fair value of $5.00 per share on the date of the agreement. This integration fee was recorded as prepaid advertising and was being amortized over the term of the agreement. The advertising on the CNET Linux Center began in February, 2000. The 240,000 shares of common stock issued are redeemable at the discretion of the holder within one year of the signing of the agreement. As of January, 2001, the expiration of the redemption provision, the shares were no longer redeemable, therefore, the shares have been reflected as common stock as of June 30, 2001.

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

CONVERSION OF DEBENTURES TO COMMON STOCK

As a result of the merger with LinuxMall, we assumed convertible debentures in the amount of approximately $2.6 million. These debentures were required to convert into common stock ninety days after the date of the merger with LinuxMall. The debentures converted into 2,508,410 shares of common stock on January 3, 2001, at a conversion rate of $1.10.

SETTLEMENT OF ACCOUNTS PAYABLE WITH COMMON STOCK

As part of the merger with LinuxMall, we agreed to settle a specific amount of accounts payable owed to two vendors. In January 2001, we issued 303,287 shares of common stock in exchange for settlement of $156,375 of accounts payable, at a conversion rate of $0.5156 per share.

--------------------------------------------------------------------------------
                                     NOTE 8
                              EMPLOYEE COMPENSATION
--------------------------------------------------------------------------------

401K PLAN

The Company sponsors a defined contribution 401(k) Savings Plan for its employees. Company contributions to the plan are discretionary and totaled $23,036 for the year ended June 30, 2001.

STOCK OPTION PLAN

Our Board of Directors adopted, and our shareholders approved, effective December 1998, the 1998 Equity Incentive Plan (the "PLAN"). In December 2000, the Board of Directors amended the Plan to increase the number of shares of our common stock available under the Plan. The purpose of the Plan is to promote the interests of our company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of our business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of our shareholders through equity participation in our growth and success. The Plan provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 12,000,000 shares of our common stock. Our bankruptcy filing has stayed the enforcement by an option holder of the terms of any unexercised option grant. The effect of this is that no unexercised option can now be exercised unless the Bankruptcy Court directs otherwise. As of June 30, 2001, a total of 12,048,368 stock options were outstanding of which 8,250,353 were vested under the Plan. A total of 101,500 options to purchase shares under the Plan have been exercised.

Information with respect to stock options outstanding as of June 30, 2001, is as follows:

                                                                WEIGHTED AVERAGE
                                                   OPTIONS       EXERCISE PRICE
                                                  ----------        ---------
Options outstanding at beginning of year             747,000        $    2.94
  Granted                                         11,301,368             0.61
  Exercised                                               --               --
  Canceled                                                --               --
                                                  ----------        ---------
Options outstanding at end of year                12,048,368        $    0.75
                                                  ==========        =========
Options exercisable at end of year                 8,250,353        $    0.77
                                                  ==========        =========
Weighted average fair value per share
  of options granted                                                $    0.25
                                                                    =========

Information with respect to stock options outstanding and stock options exercisable at June 30, 2001 is as follows:

                          OPTIONS OUTSTANDING            OPTIONS EXCERCISABLE
                   ---------------------------------     ---------------------
                                 WEIGHTED-
                                  AVERAGE    WEIGHTED-                 WEIGHTED-
                                 REMAINING    AVERAGE                   AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL  EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE        PRICE     EXERCISABLE     PRICE
---------------    -----------     ----        -----     -----------     -----
$0.28 - $0.97       11,301,368     9.00        $0.61       7,785,743     $0.64
$1.00 - $2.25          416,000     7.61        $1.76         277,530     $1.79
$3.00 - $3.75          198,000     8.33        $3.63          88,700     $3.63
$4.88 - $5.50          133,000     7.67        $5.49          98,380     $5.43
                   -----------                            -----------
                    12,048,368                              8,250,353
                   ===========                            ===========

The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

Net loss:
  As reported                                                      $(49,090,384)
  Pro forma                                                        $(52,050,412)

Loss per common and common share equivalent:
  As reported - basic                                              $      (2.32)
  As reported - diluted                                            $      (2.32)
  Pro forma - basic                                                $      (2.46)
  Pro forma - diluted                                              $      (2.46)

The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during fiscal 2000: risk-free interest rate of 6.00%, expected life of one to five years, volatility factor of 80%, and an assumed dividend yield of 0%.

--------------------------------------------------------------------------------
                                     NOTE 8
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

OPERATING LEASES

The Company leases an office and warehouse facility in Stafford, Texas. Rental expense related to this lease was approximately $122,000. Aggregate rental expense under noncancelable operating leases for the year ended June 30, 2001 was approximately $434,310. The aggregate future rental payments under noncancelable operating leases are as follows:

               YEAR ENDING
                 JUNE 30:                                AMOUNT
               -----------                              ---------
                  2002                                    223,000
                  2003                                    206,000
                                                        ---------
                                                        $ 429,000
                                                        =========

LITIGATION

In the normal course of its business, the Company is subject to certain contractual obligations and litigation. In management's opinion, upon consultation with legal counsel, there is no current litigation which will materially affect the Company's financial position or results of operations.

--------------------------------------------------------------------------------
                                     NOTE 9
                                SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In August 2001, Canopy assumed Finova's first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the RLOC. Canopy reestablished access to collected accounts receivable at that time, thereby allowing EBIZ cash for operations.

On September 7, 2001 the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. We are developing a reorganization plan which we expect to file with the bankruptcy court within the time of exclusivity granted by the code. Confirmation of a plan of reorganization is necessary for the Company to continue as a going concern. The bankruptcy filing was precipitated by our inability to timely raise additional capital, the loss of the asset base credit facility for our wholly owned subsidiary, JBSI and debt that the Company was unable to adequately support. The long term implementation of our business plan and our company strategies as well as the achievement of the objectives of those strategies is dependent upon our ability to successfully restructure through a confirmed plan of reorganization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 17, 2001 our principal independent accountant, Arthur Andersen ("AA"), resigned. AA issued a qualified opinion for our fiscal year 2000 financial statements, the last completed year for which AA rendered an opinion for us. There was no disagreement with AA which precipitated its resignation, and AA provided no reason or explanation for its resignation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Ebiz are:

     NAME                      AGE     POSITION
     ----                      ---     --------
     David S. Shaw             45      Director
     Jeffrey I. Rassas         38      Director
     Bruce Parsons             54      President and Chief Executive Officer
     Mark Bolzern              42      Director
     Ray Goshorn               42      Chief Financial Officer
     Michael G. Colesante      34      Chief Operating Officer

     DAVID S. SHAW, DIRECTOR. Mr. Shaw joined Ebiz's management team as part of the LinuxMall.com, Inc. acquisition in October 2000 and served as Chief Executive Officer of Ebiz until October 5, 2001. Mr. Shaw had been the Chief Executive Officer of LinuxMall from February 2000 to October 2000 and its Chief Marketing Officer from July 1999 to February 2000. Prior to joining LinuxMall, from 1995 to 1999, Mr. Shaw served as President and Chief Executive Officer of Focus on Sales, Inc., a consulting firm with over 125 consultant offices around the world assisting small to mid-size business owners develop and implement business plans and strategies for controlled growth.

     JEFFREY I. RASSAS, DIRECTOR. Mr. Rassas is the founder of Ebiz and served as its Chief Executive Officer from its inception in 1995 until October 2000. Between 1989 and 1995, Mr. Rassas owned and operated The Wilsaac Group, Inc., d/b/a DLC Consulting, an employee leasing and office services outsourcing firm.

Prior to DLC Consulting, from 1985 to 1989, Mr. Rassas co-founded ITS Travel Group, Inc., which grew into the third largest travel agency in Arizona before it was sold in 1989.

     BRUCE PARSONS, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Parsons joined Ebiz as its President in January 2001 as a result of the acquisition of JBSI. In early October 2001 he assumed the additional duties of Chief Executive Officer. He is the former President of JBSI and has over 25 years of experience as an entrepreneur and in sales, marketing and strategic management roles. He was an original co-founder of JBSI in 1979, and co-managed the company through its acquisition by Decision Data Services, Inc. in 1986. In 1988, he co-founded and served as president of Prologue Technology, Inc., a UNIX Systems Integrator. In 1989, Mr. Parsons became General Manager and Vice President of the Western Pacific Data Systems Distribution Division as a result of the acquisition of Prologue Technology by Western Pacific Data Systems. Western Pacific Data Systems was in turn acquired by Microware Distributors in 1992. Mr. Parsons remained with Microware Distributors until 1993, when he returned to JBSI. Mr. Parsons acted as JBSI President from 1993 to 1994, and from 1995 to 1999 as Executive Vice President of Sales and Marketing.

     MARK BOLZERN, DIRECTOR. Mr. Bolzern founded LinuxMall in 1993 and served as its President and Chairman of the Board until its acquisition by Ebiz in October 2000. In November 2000 he became a director of Ebiz. He currently serves as a director of Linux International, an advisory council member of both the Linux Professional Institute and the Linux Business Expo.

     RAY GOSHORN, CHIEF FINANCIAL OFFICER. Mr. Goshorn has served as Chief Financial Officer of Ebiz since October 2000. Prior to his employment with Ebiz, he served as LinuxMall's Chief Financial Officer from January 2000 until its acquisition by Ebiz. Prior to that, from March 1995 to December 1999, he served as Chief Financial Officer of Pak Mail Centers of America, a franchiser of packaging and shipping convenience centers. Mr. Goshorn holds a Bachelor's Degree in Accounting.

     MICHAEL G. COLESANTE, CHIEF OPERATING OFFICER. Mr. Colesante joined Ebiz as Chief Operating Officer in January 2001 and is responsible for all company facilities and operations functions. Prior to joining Ebiz, he served as controller of JBSI beginning in January 1993 and as Chief Financial Officer from 1995 until early January 2001. Mr. Colesante holds a bachelor's degree in Accounting from New York State University and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Ebiz's common stock during the fiscal year ended June 30, 2001. This information is based on a review of Section 16(a) reports furnished to Ebiz.

     Jeffrey I. Rassas and Hayjour Family Limited partnership, an entity controlled by Mr. Rassas, failed to timely file three reports on Form 4 for two purchases and eleven sales occurring from December 2000 through February 2001and comprising a total of 39,500 shares of Ebiz common stock. A Form 4 which reported these transactions was transmitted for filing on March 14, 2001. In addition, a report on Form 5 was not timely filed to report sales from April through June 2001 of a total of 14,450 shares of Ebiz common stock. The required Form 5 report was transmitted for filing on November 16, 2001.

     Stephen C. Herman and Kona Investments Limited Partnership, an entity controlled by Mr. Herman, failed to timely file two reports on Form 4 related to fourteen sales occurring from December 2000 through January 2001 and comprising a total of 86,500 shares of Ebiz common stock. A Form 4 for these transactions was transmitted for filing on February 13, 2001. In addition, Kona Investments failed to timely file one report on Form 4 related to nineteen sales occurring in February 2001 and comprising 75,000 shares of Ebiz common stock. A Form 4 for these transactions was transmitted for filing on March 13, 2001. Finally a report on Form 5 was not timely filed to report sales from May through July 2001 for a total of 330,000 shares of Ebiz common stock.

     The Stephen P. and Roberta G. Shadle Trust, Stephen P. Shadle, Scott Shadle, Nick Futter, Don Young and Dave Colesante each failed to timely file Form 3s for acquisitions of shares of Ebiz common stock in January 2001. The Form 3s were transmitted for filing on January 22, 2001.

ITEM 10. EXECUTIVE COMPENSATION

     The following table is based upon compensation for the fiscal years ended June 30, 2001, 2000 and 1999 for those individuals who served as executive officers during the last completed fiscal year ending June 30, 2001.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION           AWARDS
                                         ----------------------       ----------
                                                                      SECURITIES
                           FISCAL                                     UNDERLYING
      NAME                  YEAR          SALARY         BONUS          OPTIONS
      ----                  ----         --------       -------       ----------
Jeffrey Rassas(1)           2001         $101,705          None         750,000
Chief Executive             2000         $123,281          None            None
Officer                     1999         $ 96,000       $ 9,000            None

Dave Shaw(2)                2001         $110,417       $ 6,563         758,500
Chief Executive
Officer

Bruce Parsons               2001         $ 69,250       $15,938         478,179
President

Stephen Herman              2001         $ 76,705          None         750,000
President                   2000         $123,281          None            None
                            1999         $ 96,000       $ 9,000            None

Ray Goshorn                 2001         $ 93,750       $13,125         871,000
Chief Financial
Officer

----------
(1)  Mr. Rassas served as CEO from 1999 until October 2000.
(2)  Mr. Shaw served as CEO from October 2000 until October 2001.

STOCK OPTION PLAN

     Our Board of Directors adopted, and our shareholders approved, effective December 1998, the 1998 Equity Incentive Plan (the "PLAN"). In December 2000, the Board of Directors amended the Plan to increase the number of shares of our common stock available under the Plan. The purpose of the Plan is to promote the interests of our company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of our business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of our shareholders through equity participation in our growth and success. The Plan provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 12,000,000 shares of our common stock. Our bankruptcy filing has stayed the enforcement by an option holder of the terms of any unexercised option grant. The effect of this is that no unexercised option can now be exercised unless the bankruptcy court directs otherwise. As of June 30, 2001, a total of 12,048,368 stock options were outstanding of which 8,250,353 were vested under the Plan. A total of 101,500 options to purchase shares under the Plan have been exercised.

EMPLOYMENT AGREEMENTS

     As required by the acquisition agreement with JBSI, we entered into certain employment agreements, effective January 2001, with Dave Shaw, Chief Executive Officer, Bruce Parsons, President, Ray Goshorn, Chief Financial Officer and Mike Colesante, Chief Operating Officer. Dave Shaw resigned as CEO as of October 5, 2001 and Ray Goshorn resigned as CFO as of November 15, 2001. The terms of the employment agreements signed with each of these executive officers are uniform, except for base salaries, bonuses and stock option grants which are as follows.

EXECUTIVE OFFICER          BASE SALARY         BONUS(1)         STOCK OPTIONS(2)
-----------------          -----------         --------         ----------------
Dave Shaw                   $175,000           $105,000             300,000
Bruce Parsons               $150,000           $ 85,000             200,000
Ray Goshorn                 $135,000           $ 70,000             200,000
Mike Colesante              $120,000           $ 20,000             100,000

----------
(1) Each executive officer has two distinct performance levels. If both performance levels are achieved the executive officer would earn the total bonus amount indicated. One performance level may be achieved independent of the other and therefore the bonus paid to the executive officer may, in fact, be less than the total set forth.
(2) The exercise price, duration, terms and conditions of each stock option grant is determined by the Board of Directors as set forth in the First Amended and Restated Ebiz 1998 Equity Incentive Plan

Absent a directive from the bankruptcy court to the contrary, our bankruptcy filing has stayed the enforcement of these employment contracts, and those executives who were parties to the employment agreements are now employed on an "at-will" basis.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by a director on our behalf are subject to reimbursement. We are currently negotiating compensation packages for additional non-management directors to join the Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 31, 2001, the ownership of each person we know to be the beneficial owner of five percent or more of our common stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated. Because the exercise of vested but unexercised stock options under the Plan and any outstanding warrants we issued have been stayed as a result of our bankruptcy filing unless otherwise directed by the bankruptcy court, the number of shares of common stock represented by such stock options and warrants have been excluded from the calculations.

                                                                     PERCENT OF
NAME AND ADDRESS                           AMOUNT AND NATURE OF      BENEFICIAL
OF BENEFICIAL OWNER                          BENEFICIAL OWNER       OWNERSHIP(1)
-------------------                          ----------------       ------------
Caldera Systems, Inc.*                         14,474,129(2)           42.49%
240 West Center Street
Orem, UT 84057

The Canopy Group, Inc.                          2,500,000               7.34%
333 South 520 West, Suite 300
Lindon, UT 84042

Mark Bolzern*                                  14,474,129(3)           42.49%
950 South Cherry, Ste. 620
Denver, CO 80246

Stephen P. Shadle*                             14,474,129(4)           42.49%
2260 S. 4th Ave., Ste. 2000
Yuma, AZ 85364

                                                                     PERCENT OF
NAME AND ADDRESS                           AMOUNT AND NATURE OF      BENEFICIAL
OF BENEFICIAL OWNER                          BENEFICIAL OWNER       OWNERSHIP(1)
-------------------                          ----------------       ------------
Jeffrey I. Rassas*                             14,474,129(5)           42.49%
10225 East Via Linda, Suite 300
Scottsdale, Arizona 85258

Debi S. Rassas*                                14,474,129(6)           42.49%
10225 East Via Linda, Suite 300
Scottsdale, Arizona 85258

Stephen C. Herman*                             14,474,129(7)           42.49%
10225 East Via Linda, Suite 300
Scottsdale, Arizona 85258

David S. Shaw*                                 14,474,129(8)           42.49%
10225 East Via Linda, Suite 300
Scottsdale, AZ 85258

Marian Shaw*                                   14,474,129(9)           42.49%
P.O. Box 460190
Aurora, CO 80046-1090

Bruce Parsons*                                 14,474,129(10)          42.49%
13715 Murphy Rd., Ste. D
Stafford, TX 77477

Scott Shadle*                                  14,474,129(11)          42.49%
757 N. Eldridge, 4th Floor
Houston, TX 77079

Nick Futter*                                   14,474,129(12)          42.49%
13715 Murphy Rd., Ste. D
Stafford, TX 77477

Don Young*                                     14,474,129(13)          42.49%
13715 Murphy Rd., Ste. D
Stafford, TX 77477

Dave Colesante*                                14,474,129(14)          42.49%
757 N. Eldridge, 4th Floor
Houston, TX 77079

                                                                     PERCENT OF
NAME AND ADDRESS                           AMOUNT AND NATURE OF      BENEFICIAL
OF BENEFICIAL OWNER                          BENEFICIAL OWNER       OWNERSHIP(1)
-------------------                          ----------------       ------------
Mike Colesante*                                14,474,129(15)          42.49%
13715 Murphy Rd., Ste. D
Stafford, TX 77477

Bomar Shaw Family Trust, LLC*                  14,474,129(16)          42.49%
PO Box 460190
Aurora, CO 80046-1090

MV3LP, LLLP*                                   14,474,129(17)          42.49%
950 South Cherry, Ste. 620
Denver, CO 80246

Hayjour Family Limited Partnership*            14,474,129(18)          42.49%
10225 East Via Linda, Suite 300
Scottsdale, AZ 85258

Kona Investments Limited Partnership*          14,474,129(19)          42.49%
10225 East Via Linda, Suite 300
Scottsdale, AZ 85258

Stephen P. and Roberta G. Shadle Trust*        14,474,129(20)          42.49%
2260 S. 4th Ave., Ste. 2000
Yuma, AZ 85364

Santa Cruz Operation, Inc.                      4,576,744(21)          13.44%
400 Encinal Street
Santa Cruz, CA 95061

Ray Goshorn                                        10,543(22)           0.03%
10225 East Via Linda, Suite 300
Scottsdale, AZ 85258

All Directors and Officers as a Group           5,851,522              17.18%
(persons)

----------
* All shareholders who are shown to have aggregate beneficial ownership of 14,474,129 shares of common stock are parties to that Shareholder Voting Agreement and Proxy dated December 28, 2000 (the "Shareholder Agreement") through which each shareholder who is a party to the Shareholder Agreement has shared voting power of all shares owned by all other shareholders to such agreement. The Shareholder Agreement is effective for two years and Jeffrey Rassas, Dave Shaw, Bruce Parsons and Steve Shadle have been appointed proxies to vote the shares in accordance with provisions of the Shareholder Agreement. The total beneficial ownership represented by the Shareholder Agreement is 14,474,129 shares which is 42.49% of the outstanding shares of common stock.
(1) Based upon 34,062,328 shares of common stock outstanding as of October 31, 2001.
(2)  Includes 4,000,000 shares for which shareholder has sole dispositive power.
(3) Includes, 22,025 shares for which shareholder has shared dispositive power, 5,400 shares owned by spouse, Virginia Lane, and 2,176,000 shares held beneficially through MV3LP, LLLP.
(4) Includes, 1,485,002 shares of which shareholder has sole dispositive power, 110,443 shares held beneficially through the Stephen P. & Roberta G. Shadle Trust and 22,081 shares held beneficially through Westover 401(k).
(5) Includes 1,628,212 shares held beneficially through Hayjour Family Limited Partnership.
(6) Includes 1,628,212 shares held beneficially through Hayjour Family Limited Partnership.
(7) Includes 1,018,212 shares held beneficially through Kona Investments Limited Partnership.
(8) Includes 4,746 shares for which shareholder has shared dispositive power, 3,476 shares owned by spouse, Marian Shaw, and 1,188,000 shares held beneficially through Bomar Shaw Family Trust.
(9) Includes 1,676 shares received as compensation, 50,191 shares owned by spouse, David S. Shaw, and 1,188,000 shares held beneficially through Bomar Shaw Family Trust.
(10) Includes 722,903 shares for which shareholder has sole dispositive power.
(11) Includes 706,869 shares for which shareholder has sole dispositive power.
(12) Includes 639,021 shares for which shareholder has sole dispositive power.
(13) Includes 355,666 shares for which shareholder has sole dispositive power.
(14) Includes 288,780 shares for which shareholder has sole dispositive power.
(15) Includes 91,655 shares for which shareholder has sole dispositive power.
(16) Includes 1,188,000 shares for which shareholder has shared dispositive power.
(17) Includes 2,176,000 shares for which shareholder has shared dispositive power.
(18) Includes 1,628,212 shares for which shareholder has shared dispositive power.
(19) Includes 1,018,212 shares for which shareholder has shared dispositive power.
(20) Includes 110,443 shares for which shareholder has shared dispositive power.
(21) Includes 4,576,744 shares for which shareholder has sole dispositive power.
(22) Includes 10,543 shares for which shareholder has sole dispositive power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time we have borrowed funds from Jeffrey I. Rassas and Stephen
C. Herman to meet working capital needs. These loans generally bear interest and are payable on demand. At June 30, 2001 approximately $72,000 borrowed from Mr. Rassas was outstanding.

     LINUXMALL ACQUISITION. In October 2000 we acquired LinuxMall under an agreement and plan of merger whereby LinuxMall merged into a newly created and wholly-owned subsidiary that we created. By way of the agreement and plan of merger, shareholders of LinuxMall and those with options to acquire shares of LinuxMall common stock received shares of our common stock and options to acquire shares of our common stock, respectively. In addition as part of the agreement and plan of merger, options to purchase shares of our common stock were granted to four members of the new executive team, two of which were formerly with LinuxMall. Therefore, as a result of the agreement and plan of merger, Dave Shaw, one of our directors , holds a beneficial interest in 1,188,000 shares of our common stock through a family trust which were received under the agreement and plan of merger. Ray Goshorn, CFO, directly holds 10,543 shares of our common stock. Mark Bolzern, a director of Ebiz, holds a beneficial interest in 2,176,000 shares of our common stock through a family limited partnership . The unexercised options to acquire shares of our common stock which were granted to Mr. Shaw, Mr. Goshorn, Mr. Bolzern and also to Jeffrey Rassas and Stephen Herman as part of the management team no longer enforceable under the terms as granted because of our bankruptcy filing unless otherwise directed by the bankruptcy court.

     THE CANOPY GROUP, INC. Canopy has participated in several transactions with us and our subsidiaries during the past twelve months. In July 2000, Canopy made a $500,000 loan to LinuxMall, and in August 2000 Canopy made a $500,000 loan directly to us. Both loans were secured by assets of each respective company, and the loan amounts were convertible into common stock of each respective company. In late December 2000, these loans were combined into a single six-month loan between Canopy and us in the amount of $1,041,780.82 which is secured by our assets and is convertible into shares of our common stock. In addition, a two-year warrant to purchase 1,230,769 shares of our common stock at $.375 per share was issued to Canopy as part of the loan renewal.

     In October 2000, we entered into a stock and warrant purchase agreement with Canopy and the holder of the Debenture whereby Canopy purchased 2,500,000 shares of our common stock from the Debenture holder obtained from conversion of a portion of the Debenture into such shares of our common stock. In addition, we issued to Canopy a five-year warrant to purchase 850,000 shares of our common stock at $1.00 per share, and a five-year warrant to purchase 500,000 shares of our common stock at $1.10 per share.

     In late January 2001, we negotiated a loan with Canopy in the amount of $1,000,000 with interest accruing at 10% per annum and a maturity of October 29, 2001. Interest is payable quarterly on April 29 and July 29, 2001. Proceeds were used for our general working capital needs. Canopy may elect to convert all or a portion of the outstanding balance into our common stock should we default under the terms of the secured convertible note.

     In early April 2001, we negotiated a revolving line of credit with Canopy in the amount of $1,000,000 with interest accruing at 10% per annum and a maturity of October 5, 2001. The purpose of the line of credit was to facilitate the manufacture and assembly of computer clusters for LinuxNetworX, Inc. ("LNXI") customers pursuant to purchase orders received from LNXI. All of the balance has been paid as of July 2001 from the proceeds of payments on invoices made by LNXI customers and the line of credit has been terminated.

     JBSI ACQUISITION. In January 2001 we acquired JBSI under an agreement and plan of merger whereby a newly created and wholly-owned subsidiary of ours was merged into JBSI. By way of the agreement and plan of merger, shareholders of JBSI and those with options to acquire shares of JBSI common stock received shares of our common stock and options to acquire shares of our common stock, respectively. In addition, employment agreements were executed between us and several people in the company, four of which were formerly with JBSI. Therefore, as a result of the agreement and plan of merger Bruce Parsons, President and Chief Executive Officer, holds a beneficial interest in 722,903 shares of our common stock which were received under the agreement and plan of merger and options to purchase an additional 478,178 shares of our common stock at various prices. The option to purchase 278,178 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 200,000 shares of our common stock was granted to Mr. Parsons per his employment agreement. Mike Colesante, COO, directly holds 91,655 shares of our common stock and options to acquire 378,250 shares of our common stock. The option to purchase 278,250 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Colesante per his employment agreement. Don Young, director of engineering, holds a direct interest in 355,666 shares of our common stock and options to purchase 377,057 shares of our common stock. The option to purchase 277,057 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Young per his employment agreement. Nick Futter, director of sales, holds a direct interest in 639,021 shares of our common stock and options to purchase 378,072 shares of our common stock. The option to purchase 278,072 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Futter per his employment agreement. Stephen P. Shadle holds a direct interest in 1,485,002 shares of our common stock and an option to purchase 267,000 shares of our common stock. The Stephen P. and Roberta G. Shadle Trust holds a direct interest in 110,443 shares of our common stock. The Steve Shadle Westover 401(k) holds a direct interest in 22,081 shares of our common stock. Scott Shadle holds a direct interest in 706,869 shares of our common stock and an option to purchase 270,507 shares of our common stock. Dave Colesante holds a direct interest in 288,780 shares of our common stock and an option to purchase 278,375 shares of our common stock. As a result of our bankruptcy filing, the employment contracts may not be enforced against us under their original terms. All of those individuals who were parties to those employment contracts that are currently employed with us are employed on an "at-will" basis. In addition, all unexercised options granted to those individuals may no longer enforceable in accordance with their original terms because of our bankruptcy, unless otherwise directed by the bankruptcy court.

     CALDERA TRANSACTION. In September 2000 we purchased assets of the Electronic Linux Marketplace ("ELM") from Caldera for 1 million shares of our common stock. Immediately thereafter, we transferred the ELM assets into the newly formed and wholly owned subsidiary partnerAxis. The ELM was to provide both buyers and sellers a Web enabled forum for exchanging information about Linux products and services. Through partnerAxis the intent is to introduce innovative Linux-based technology to the market through an internet-based channel infrastructure. The system is to be a first-of-its-kind internet site with a comprehensive database of Linux-based solutions and services. As part of the transaction, Caldera also purchased 3 million additional shares of our common stock for $3 million. The proceeds of the stock sale were to be used for development of the ELM assets. In April 2001, we sold partnerAxis to BySynergy.

     Our general policy for entering into transactions with our directors, officers and affiliates that have a financial interest in the transaction is to adhere to Nevada corporate law regarding the approval of such transactions. In general, a transaction between a Nevada corporation and a director, officer or affiliate of the corporation in which such person has a financial interest is not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation.

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

     10.4(1) Subordinated Convertible Debenture, dated August 25, 1999, in the amount of $7,100,000, made by Ebiz in favor of JEM

     10.5(1) Warrant to Purchase Common Stock, dated August 25, 1999, issued by Ebiz to JEM, for 245,000 shares

     10.6(1) Registration Rights Agreement, dated as of August 25, 1999, by and between Ebiz and JEM, LLC

     10.7(2) OEM Agreement between Corel Corporation and Ebiz, dated September 13, 1999

     10.8(3) Stock Exchange Agreement dated March 22, 2000, between Ebiz, InfoMagic, Inc. and Joel and Kim Goldberg

     10.9(3) Registration Rights Agreement dated March 22, 2000, between Ebiz and Joel and Kim Goldberg

     10.10(3) Purchase and Sale Agreement, dated September 15, 2000, between Ebiz and Caldera Systems, Inc. ("CALDERA")

     10.11(3) Investor Rights Agreement, dated September 15, 2000, between Ebiz and Caldera

     10.12(3) Use Restriction Agreement, dated September 15, 2000, between Ebiz and Caldera

     10.13(3) Shareholder Voting Agreement and Proxy, dated September 15, 2000, between Ebiz and Caldera

     10.14(3) Agreement and Plan of Merger, dated August 7, 2000, between Ebiz, LinuxMall.com, Inc. ("LINUXMALL") and LinuxMall Acquisition, Inc. ("MERGER SUB")

     10.15(3) First Amendment to Agreement and Plan of Merger, dated October 3, 2000, between Ebiz, LinuxMall and Merger Sub

     10.16(3) Registration Rights Agreement, dated October 5, 2000 between Ebiz, LinuxMall and Merger Sub

     10.17(4) Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Jeffrey J. Rassas

     10.18(4) Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Stephen C. Herman

     10.19(4) Compensation Agreement, dated October 5, 2000, between Ebiz and LinuxMall

     10.20(5) Agreement and Plan of Merger, dated November 17, 2000, between Ebiz, JBSI and JBSI Acquisition, Inc. ("JBSI ACQUISITION")

     10.21(5) First Amendment to Agreement and Plan of Merger, dated December 22, 2000, between Ebiz, JBSI and JBSI Acquisition

     10.22(5) Second Amendment to Agreement and Plan of Merger, dated January 3, 2001, between Ebiz, JBSI and JBSI Acquisition

     10.23(5) Shareholder Voting Agreement and Proxy, dated December 28, 2000, between, Ebiz and Caldera, Hayjour Family Limited Partnership, Jeffrey I. Rassas, Kona Investments Limited Partnership, Stephen
               C. Herman, MV3LP, LLLP, Mark Bolzern, Bomar Shaw Family Trust, LLC, Dave Shaw, Bruce Parsons, the Stephen P. and Roberta G. Shadle Trust, Steve Shadle, Scott Shadle, Nick Futter, Don Young, Dave Colesante and Mike Colesante

     10.24(5) Registration Rights Agreement, dated January 4, 2001, between Ebiz and various former shareholders of JBSI

     10.25(5) Lock-Up Agreement, dated November 28, 2000, between Ebiz and various former shareholders of JBSI

     21.1      Subsidiaries

----------
(1) Incorporated by reference from Ebiz's Form 10-SB as filed with the Securities and Exchange Commission on October 19, 1999.
(2) Incorporated by reference from Ebiz's Form 10-SB/A (Amendment No. 2) as filed with the Securities and Exchange Commission on November 30, 1999.
(3) Incorporated by reference from Ebiz's Form 10-KSB as filed with the Securities and Exchange Commission on October 13, 2000.
(4) Incorporated by reference from Ebiz's Form 8-K as filed with the Securities and Exchange Commission on October 20, 2000.
(5) Incorporated by reference from Ebiz's Form 8-K as filed with the Securities and Exchange Commission on January 19, 2001.

REPORTS ON FORM 8-K

Form 8-K filed May 1, 2001 regarding the sale of partnerAxis to BySynergy, LLC.

Form 8-K Amendment No. 3 filed May 24, 2001 regarding the acquisition of LinuxMall.

Form 8-K Amendment No. 1 filed May 31, 2001 regarding the acquisition of JBSI.

Form 8-K filed September 24, 2001 regarding the bankruptcy filing with the Federal bankruptcy court in Phoenix, Arizona.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EBIZ ENTERPRISES, INC.


Dated: November 16, 2001               By /s/ Bruce Parsons
                                          --------------------------------------
                                          Bruce Parsons, Chief Executive Officer


                                       BOARD OF DIRECTORS


Dated: November 16, 2001               By /s/ Jeffrey I. Rassas
                                          --------------------------------------
                                          Jeffrey I. Rassas


Dated: November 16, 2001               By /s/ Dave Shaw
                                          --------------------------------------
                                          Dave Shaw


Dated: November 16, 2001               By /s/ Mark Bolzern
                                          --------------------------------------
                                          Mark Bolzern