Form 10QSB
period 2001-09-30
EBIZ ENTERPRISES INC
filed 2001-11-19
CIK 1094944

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

                For the quarterly period ended September 30, 2001

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

Yes [X]  No [ ]

     The number of shares of the issuer's common equity outstanding as of September 30, 2001 was 34,062,328 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

================================================================================

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                     PAGE NUMBER
                                                                     -----------

Item 1.  Financial Statements ...........................................  3
         Consolidated Balance Sheets
           September 30, 2001 (unaudited) and June 30, 2001 .............  3
         Consolidated Statements of Operations
           For the Three Months Ended September 30, 2001
           (unaudited) and 2000 (unaudited) .............................  4
         Consolidated Statements of Cash Flows
           For the Three Months Ended September 30, 2001
           (unaudited) and 2000 (unaudited) .............................  5
         Notes to the Financial Statements ..............................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................  7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings .............................................. 10

Item 2.  Changes in Securities and Use of Proceeds ...................... 10

Item 6.  Exhibits and Reports on Form 8-K ............................... 10


                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                           Consolidated Balance Sheets
                September 30, 2001 (Unaudited) and June 30, 2001

                                                                     September 30,     June 30,
                                                                         2001            2001
                                                                     ------------    ------------
                                                                      (Unaudited)
                                     ASSETS

Current Assets:
  Cash                                                               $    211,520    $    557,894
  Accounts receivable, net of allowance for
    doubtful accounts of $824,283 and $1,085,815
    at September 30, 2001 and June 30, 2001, respectively                 212,168       1,958,486
  Inventory, net                                                          317,783         999,365
  Prepaid expenses and other current assets                               162,441         179,543
                                                                     ------------    ------------
        Total current assets                                              903,912       3,695,288
Property and Equipment, net                                             1,017,125       1,183,361
Deferred Loan Fees, net                                                    32,784          52,443
Restricted cash (Note 2)                                                  250,000         258,879
Goodwill, net                                                           2,832,230       2,832,230
Other Assets                                                               68,894          69,557
                                                                     ------------    ------------
        Total assets                                                 $  5,104,945    $  8,091,758
                                                                     ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                   $  9,990,647    $  9,499,695
  Accrued expenses                                                      2,482,719       2,383,609
  Notes payable                                                         2,756,963       4,722,873
  Related party Notes payable                                           2,289,708       2,330,986
  Convertible Debenture, net of discount                                2,980,465       2,889,579
                                                                     ------------    ------------
      Total current liabilities                                        20,500,502      21,826,742

Notes payable                                                             481,881         486,812
                                                                     ------------    ------------
      Total liabilities                                                20,982,383      22,313,554

Stockholders' Equity (Deficit):
  Convertible preferred stock; $0.001 par value;
    5,000,000 shares authorized; 7,590 shares issued
    and outstanding at June 30, 2001 and 2000, respectively               366,737         366,737
  Common stock; $0.001 par value;  70,000,000 shares authorized;
    34,062,328 shares issued and outstanding at September 30, 2001
    and June 30, 2001, respectively                                        34,063          34,063
  Additional paid-in capital                                           46,715,220      46,715,220
  Accumulated deficit                                                 (62,993,458)    (61,337,816)
                                                                     ------------    ------------
      Total stockholders' equity (deficit)                            (15,877,438)    (14,221,796)
                                                                     ------------    ------------
                                                                     $  5,104,945    $  8,091,758
                                                                     ============    ============

     See the accompanying notes to these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 2001 and 2000

                                                       2001            2000
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)

Net Revenue                                         $ 1,625,535     $ 2,429,807
Cost of Sales                                         1,387,364       2,061,908
                                                    -----------     -----------
      Gross profit                                      238,171         367,899

Selling, General and Administrative Expenses          1,382,712       1,129,450
Depreciation and Amortization                           176,557         169,143
Provisions for Doubtful Accounts                         30,000          61,714
                                                    -----------     -----------
      Loss from Operations                           (1,351,098)       (992,408)

Other Income (Expense):
      Interest Expense                                 (288,915)     (1,179,118)
      Interest & Other income                             3,346          68,431
                                                    -----------     -----------
Net loss                                             (1,636,667)     (2,103,095)

Dividends on preferred stock                            (18,975)        (18,975)
                                                    -----------     -----------
Net Loss Attributable To Common Stockholders        $(1,655,642)    $(2,122,070)
                                                    ===========     ===========

Net Loss Per Common Share, Basic and Diluted        $     (0.05)    $     (0.23)
                                                    ===========     ===========

Weighted Average Common Shares: Basic and Diluted    34,062,328       9,141,066
                                                    ===========     ===========

     See the accompanying notes to these consolidated financial statements.

                              EBIZ ENTERPRISES, INC
                      Consolidated Statements of Cash Flows
             For the Three Months Ended September 30, 2001 and 2000

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                 2001                2000
                                                                             -----------          -----------
                                                                             (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,636,667)         $(2,103,095)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
      Depreciation and amortization                                              176,557              169,143
      Warrants issued to debt holders                                                 --              125,166
      Interest costs of Beneficial Conversion Feature                                 --              726,670
      Amortization of discount and loan fees                                     110,545              165,500
      Changes in assets and liabilities:
        Accounts receivable                                                    1,746,318             (265,199)
        Inventory                                                                681,582               (9,241)
        Prepaid expenses and other current assets                                 17,765              (50,916)
        Accounts payable                                                         490,952              452,313
        Accrued expenses                                                          80,135              215,948
                                                                             -----------          -----------
          Net cash provided by (used in) operating activities                  1,667,187             (573,711)
                                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (net of effect of business acquisitions):
  Purchase of furniture, fixtures, intellectual property and
    equipment, net                                                               (10,321)             (72,391)
                                                                             -----------          -----------
          Net cash used in investing activities                                  (10,321)             (72,391)
                                                                             -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 (net of effect of business acquisitions):
  Net (repayments)  borrowings under line of credit                           (1,965,910)                  --
  Borrowings under secured convertible note                                           --              500,000
  Borrowings (repayments) under related party notes payable                      (41,278)                  --
  Principal repayments of notes payable                                           (4,931)                  --
  Transfer from/(to) restricted cash (non-current), net                            8,879              251,032
  Transfer from/(to) restricted cash, net                                             --           (3,000,000)
  Sale of stock, net of expenses                                                      --            2,919,083
                                                                             -----------          -----------
          Net cash provided by (used in) financing activities                 (2,003,240)             670,115
                                                                             -----------          -----------

  Net increae (decrease) in cash                                                (346,374)              24,013
  Cash, beginning of year                                                        557,894               50,997
                                                                             -----------          -----------
  Cash, end of year                                                          $   211,520          $    75,010
                                                                             ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                   $     9,161          $     6,990

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Dividends accrued on preferred stock                                       $    18,975          $    18,975
  Issuance of warrants to Debenture holder                                            --              125,166
  Issuance of common stock for business acquisition                                   --            3,400,000
  Conversion of debt and related interest to common stock                             --               64,205

     See the accompanying notes to these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ending September 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001.

(2) RECENT DEVELOPMENTS

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

     On November 8, 2001 we entered  into a Dealer Loan and  Security  Agreement for Secured Line of Credit (the "DEALER LOAN") with Textron Financial Corporation ("TEXTRON") and an Agreement to Provide Letter of Credit and Financial Accommodations (the "LOC") with Canopy. Under the terms of the Dealer Loan, Textron will provide to us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This will provide assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

     Even with the transactions set forth above, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

     CEO RESIGNATION. Effective October 5, 2001, Dave Shaw resigned as CEO to pursue other interests. Bruce Parsons was selected by our Board of Directors to replace Mr. Shaw as CEO. Mr. Parsons now holds the titles of President and CEO.

     ASSIGNMENT OF FINOVA LETTER OF CREDIT TO CANOPY. In August 2001, Canopy assumed Finova Capital Corporation's ("FINOVA") first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the revolving line of credit ("RLOC"). Canopy reestablished access to collected accounts receivable at that time, thereby providing cash to us for our operations.

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

OVERVIEW

     We entered into the quarter ended September 30, 2001 without a functioning revolving line of credit, preventing us the ability to source the product necessary to fill the orders placed by out customers. Although Canopy assumed the RLOC in August 2001 and reestablished access to the collected accounts receivables, it was necessary to enter into the protection afforded by a reorganization under Chapter 11 of the Bankruptcy Code.

     Subsequent to the Chapter 11 filing on September 7, 2001, we have made considerable reductions in operating expenses, primarily in personnel. Although these reductions will have significant impact on our future operations, it will be necessary to raise additional capital, reestablish the relationships with existing customers and generate new customers to successfully emerge out of Chapter 11.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     Net revenues for the three months ended September 30, 2001 were $1,625,535 compared to $2,429,807 in the three months ended September 30, 2000. The $804,272 decrease, 33.1%, from the prior period, was due to the inability to source product to meet the orders placed.

     Cost of sales for the three months ended September 30, 2001 was $1,387,364 as compared to $2,061,908, a decrease of $674,544 related to the decrease in revenues. The cost of sales percentage increased to 85.3% of sales, up from 84.9% of sales for the same period in 2000, which resulted in a corresponding gross profit margin decrease to 14.7% from 15.1% for the respective periods. The decrease reflects some of the special pricing we afforded customers during the quarter in an attempt to maintain relationships. The gross profit for the fiscal quarter ended September 30, 2001 was $238,171, a decrease of $129,728 from the fiscal quarter ended September 30, 2000.

     Selling, general and administrative expense was $1,382,712, or 85.1% of revenue, for the three months ended September 30, 2001 as compared to $1,129,450, or 46.5% of revenue, for the same period in 2000. The increase of $253,262, or 22.4%, was due to increases in personnel related costs and professional fees, offset by a decrease in advertising and marketing.

     Interest expense for the three months ended September 30, 2001 was $288,915 as compared to $1,179,118 for the three months ended September 30, 2000. The decrease of $890,203 was principally due to the costs recorded in the prior year for expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy, and the higher interest and amortization expenses related to the Debenture. The reduced interest and other income of $3,346 for the three months ended September 30, 2001 as compared to $68,431 for the same period in 2000, was primarily related to the reduced Debenture balance.

     The preceding factors resulted in a net loss attributable to common stockholders of $1,655,642 or $0.05 per basic and diluted share for the three months ended September 30, 2001 as compared to a net loss attributable to common stockholders of $2,122,070, or $0.23 per basic and diluted share, for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our net cash used in operating activities for the three months ended September 30, 2001 was $1,667,187 as compared to $573,711 used in the three months ended September 30, 2000. The operating cash shortage was financed through financing activities discussed below. The primary source of cash resulted from the reduction in accounts receivable and inventory. The reduction in receivables was primarily used to reduce the RLOC.

     The net cash used from investing activities during the three months ending September 30, 2001 was $10,321.

     The net cash used from financing activities during the three months ended September 30, 2001 was $2,003,240. Most of the reduction was used to reduce the RLOC, which was terminated on June 30, 2001. From June 30, 2001 until the date that Canopy assumed the RLOC, all collections of accounts receivable were applied to reducing the RLOC.

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

     On November 8, 2001 we entered  into a Dealer Loan and  Security  Agreement for Secured Line of Credit (the "DEALER LOAN") with Textron Financial Corporation ("TEXTRON") and an Agreement to Provide Letter of Credit and Financial Accommodations (the "LOC") with Canopy. Under the terms of the Dealer Loan, Textron will provide to us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This will provide assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a

$500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB for the fiscal year ended June 30, 2001, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved in various legal proceedings and have certain outstanding claims as described in our Form 10-KSB for the year ended June 30, 2001. Certain outstanding vendor claims have been settled. Management believes that all such matters are within ordinary levels for an organization of our size and nature.

Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     None

(B)  REPORTS ON FORM 8-K

During the quarter ending September 30, 2001, Ebiz filed

     Form 8-K filed on September 24, 2001 regarding the bankruptcy filing with the Federal bankruptcy court in Phoenix, Arizona.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                        EBIZ ENTERPRISES, INC.



Dated November 19, 2001                 By: /s/ Bruce Parsons
                                            ------------------------------------
                                            Bruce Parsons
                                            Chief Executive Officer