Form 10QSB
period 2001-12-31
EBIZ ENTERPRISES INC
filed 2002-02-14
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

(MARK ONE)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                           13715 Murphy Road, Suite D
                              Stafford, Texas 77477
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 403-8500
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     The number of shares of the issuer's common equity outstanding as of January 31, 2002 was 34,062,328 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I                                PAGE
                              FINANCIAL INFORMATION                       NUMBER

Item 1.  Financial Statements ..........................................     3
         Consolidated Balance Sheets
           December  31, 2001 (unaudited) and June 30, 2001 ............     3
         Consolidated Statements of Operations
           For the Three and Six Months Ended December 31, 2001
           (unaudited) and 2000 (unaudited) ............................     4
         Consolidated Statements of Cash Flows
           For the Six Months Ended December 31, 2001 (unaudited)
           and 2000 (unaudited) ........................................     5
         Notes to the Financial Statements .............................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................     7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    10

Item 2.  Changes in Securities and Use of Proceeds .....................    10

Item 6.  Exhibits and Reports on Form 8-K ..............................    10


SIGNATURES..............................................................    12

                             EBIZ ENTERPRISES, INC.
                           Consolidated Balance Sheets
                 December 31, 2001 (Unaudited) and June 30, 2001

                                                                               December 31,        June 30,
                                                                                   2001             2001
                                                                               ------------      ------------
                                     Assets                                     (Unaudited)
Current Assets:
    Cash                                                                       $    120,418      $    557,894
    Accounts receivable, net of allowance for doubtful accounts of $785,224 and $1,085,815 at December 31, 2001 and
      June 30, 2001, respectively                                                    27,213         1,958,486
    Inventory, net                                                                  123,190           999,365
    Prepaid expenses and other current assets                                       168,973           179,543
                                                                               ------------      ------------
                Total current assets                                                439,794         3,695,288
Property and Equipment, net                                                         846,270         1,183,361
Deferred Loan Fees, net                                                              37,808            52,443
Restricted cash                                                                           0           258,879
Goodwill, net                                                                     2,832,230         2,832,230
Other Assets                                                                         68,231            69,557
                                                                               ------------      ------------
                                                                               $  4,224,333      $  8,091,758
                                                                               ============      ============

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
    Accounts payable                                                           $  9,463,893      $  9,499,695
    Accrued expenses                                                              2,344,425         2,383,609
    Notes payable                                                                 1,014,517         4,722,873
    Related party notes payable                                                   5,107,688         2,330,986
    Convertible Debenture, net of discount                                        2,960,117         2,889,579
                                                                               ------------      ------------
                           Total current liabilities                             20,890,640        21,826,742
Notes Payable                                                                             0           486,812
                                                                               ------------      ------------
                           Total liabilities                                     20,890,640        22,313,554
Commitments and Contingencies
Stockholders' Equity (Deficit):
    Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; 7,590 shares issued and outstanding at December 31, 2001
      and June 30 2001                                                              366,737           366,737
    Common stock; $0.001 par value; 70,000,000 shares authorized;
      34,062,328 shares issued and outstanding at December 31, 2001
      and June 30, 2001                                                              34,063            34,063
    Additional paid-in capital                                                   46,715,220        46,715,220
    Accumulated deficit                                                         (63,782,327)      (61,337,816)
                                                                               ------------      ------------
                Total stockholders' equity (deficit)                            (16,666,307)      (14,221,796)
                                                                               ------------      ------------
                                                                               $  4,224,333      $  8,091,758
                                                                               ============      ============

      See the accompanying notes to these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
         For the Three and Six Months Ended December 31, 2001 and 2000
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                DECEMBER 31,                        DECEMBER 31,
                                                       ------------------------------      ------------------------------
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
                                                                (Unaudited)                         (Unaudited)
Net Revenue                                            $  2,039,197      $  3,159,651      $  3,664,732      $  5,589,458
Cost of Sales                                             1,720,600         2,521,636         3,107,964         4,583,544
                                                       ------------      ------------      ------------      ------------
      Gross profit                                          318,597           638,015           556,768         1,005,914

Selling, General and Administrative Expenses                822,921         2,385,294      $  2,205,633         3,514,744
Depreciation and Amortization                               176,557         1,599,059      $    353,114         1,768,202
Provisions for Doubtful Accounts                                 --            55,779      $     30,000           117,493
                                                       ------------      ------------      ------------      ------------
    Loss from Operations                                   (680,881)       (3,402,117)       (2,031,979)       (4,394,525)

Other Income (Expense):
    Interest Expense                                       (108,573)       (2,024,710)     $   (397,488)       (3,203,828)
    Interest  & Other income                                    585            69,843      $      3,931           138,274
                                                       ------------      ------------      ------------      ------------
Net loss                                                   (788,869)       (5,356,984)       (2,425,536)       (7,460,079)
Dividends on preferred stock                                                  (18,975)     $    (18,975)          (37,950)
                                                       ------------      ------------      ------------      ------------
Net Loss Attributable To Common Stockholders           $   (788,869)     $ (5,375,959)     $ (2,444,511)     $ (7,498,029)
                                                       ============      ============      ============      ============

Net Loss Per Common Share, Basic and Diluted           $      (0.02)     $      (0.25)     $      (0.07)     $      (0.49)
                                                       ============      ============      ============      ============

Weighted Average Common Shares: Basic and Diluted        34,062,328        21,640,150        34,062,328        15,368,505
                                                       ============      ============      ============      ============

     See the accompanying notes to these consolidated financial statements.

                              EBIZ ENTERPRISES, INC
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                                       2001            2000
                                                                                    ----------      ----------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(2,425,536)    $(7,460,079)
  Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization                                                     353,114       1,768,202
     Stock exchanged for services                                                                       54,923
     Warrants issued to debt holders                                                        --       1,075,623
     Interest costs of Beneficial Conversion Feature                                        --       1,153,910
     Amortization of discount and loan fees                                             85,173         575,847
     Accrued interest added to principle
       balance of debt                                                                 295,824              --
     Accounts payable converted to debt                                                 88,042              --
     Changes in assets and liabilities:
          Accounts receivable                                                        1,931,273        (353,104)
          Inventory                                                                    876,175        (280,003)
          Prepaid expenses and other assets                                             11,896         (55,511)
          Accounts payable                                                             (35,802)        290,252
          Accrued expenses                                                             (58,159)        102,187
                                                                                    ----------      ----------
                Net cash provided (used) in operating activities                     1,122,000      (3,127,753)
                                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES: (net of effect of business acquisitions):
     Cash from Business acquisition                                                                    128,355
     Purchase of furniture, fixtures, intellectual property and equipment,net          (16,023)       (865,795)
                                                                                    ----------      ----------
                   Net cash used in investing activities                               (16,023)       (737,440)
                                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES: (net of effect of business acquisitions):
     Net (repayments)  borrowings under  line of credit                             (1,764,243)        (20,000)
     Borrowings under secured convertible note                                              --         500,000
     Borrowings (repayments) under Related parties notes payable                       (23,543)             --
     Principal repayments of notes payable                                             (14,546)             --
     Transfer from/(to) restricted cash (non-current), net                             258,879       2,403,636
     Transfer from/(to) restricted cash, net                                                        (1,782,381)
     Sale of stock, net of expenses                                                         --       3,000,000
                                                                                    ----------      ----------
                   Net cash provided (used) by financing activities                 (1,543,453)      4,101,255
                                                                                    ----------      ----------

     Net increae (decrease) in cash                                                   (437,476)        236,062
     Cash, beginning of year                                                           557,894          50,997
                                                                                    ----------      ----------
     Cash, end of year                                                              $  120,418      $  287,059
                                                                                    ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                                        16,389           6,990

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
        Dividends accrued on preferred stock                                            18,975          37,950
        Issuance of warrants to Debenture holder                                            --         125,166
        Issuance of common stock for furniture, equipment and intangible assets             --       3,400,000
        Conversion of debt and related interest to common stock                             --          64,205
        Accrued interest added to priciple balance of debt                             295,824              --
        Account payable converted to debt                                               88,042              --

     See the accompanying notes to these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDING DECEMBER 31, 2001 AND 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ending December 31, 2001 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001.

(2) RECENT DEVELOPMENTS

     POST-PETITION FINANCING TRANSACTION APPROVED. On November 14, 2001, we obtained approval from the bankruptcy court to proceed with a post-petition financing transaction through our financial advisor, First Financial Equity Corporation ("FFEC"). Through the transaction we are to incur indebtedness from post petition lenders in an amount that shall not exceed $1,100,000.

(3) SUBSEQUENT EVENTS

     PLAN OF REORGANIZATION AND DISCLOSURE STATEMENT FILED. We had the exclusive right for 120 days after our bankruptcy filing on September 7, 2001 to file a plan of reorganization and 60 additional days to obtain necessary acceptance. On January 4, 2002 we filed a plan of reorganization and disclosure statement for ourselves and our wholly owned subsidiary Jones Business Systems, Inc. ("JBSI"). A hearing has been scheduled for the disclosure statement on February 20, 2002. Confirmation of a plan of reorganization is necessary for us to continue as a going concern. The bankruptcy filing was precipitated by our inability to timely raise additional capital, the loss of the asset based credit facility for our wholly owned subsidiary, JBSI, and debt that we are unable to adequately support. The long-term implementation of our business plan and our company strategies, as well as the achievement of the objectives of those strategies, is dependent upon our ability to successfully restructure through a confirmed plan of reorganization.

     Even with the transactions set forth above, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

     POST-PETITION FINANCING. Through the efforts of our financial advisor FFEC, we completed the issuance of secured debt instruments with a total principal balance of $591,000 in January and February 2002 for which we received $523,809 of proceeds after expenses and fees. Our expectation is to use these proceeds to support our working capital, debt repayment, key employee recruitment, product development and product marketing. This additional capital has provided some temporary relief for the cash flow challenges we continue to face. Even with the post petition financing transaction set forth above, we have a need for additional capital and are continuing our efforts to locate and raise additional capital.

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

OVERVIEW

     We entered into the quarter ended December 31, 2001 without a functioning revolving line of credit, which limited our ability to source the product necessary to fill the orders placed by our customers. Since August 2001, when The Canopy Group ("CANOPY") assumed Finova Capital Corporation's ("FINOVA") first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the revolving line of credit ("RLOC"), we have had access to collected accounts receivable, but this has been insufficient to meet our capital needs.

     Subsequent to our Chapter 11 filings made on September 7, 2001, we have made considerable reductions in operating expenses, primarily in personnel. Although these reductions will have significant impact on our future operations, it will be necessary to raise additional capital, reestablish the relationships with existing customers, generate new customers, and receive confirmation from the bankruptcy court of a plan of reorganization to successfully reorganize under Chapter 11 of the Bankruptcy Code. Our failure to successfully achieve confirmation of a plan of reorganization will eliminate our continuation as a going concern.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Net revenues for the three months ended December 31, 2001 were $ 2,039,197 compared to $3,159,651 in the three months ended December 31, 2000. The $1,120,454 decrease, 35.5%, from the prior period, was due to the inability to source product to meet the orders placed.

     Cost of sales for the three months ended December 31, 2001 was $1,720,600 as compared to $2,521,636, a decrease of $801,036 related to the decrease in revenues. The cost of sales percentage increased to 84.4% of sales, up from 79.8% of sales for the same period in 2000, which resulted in a corresponding gross profit margin decrease to 15.6% from 20.2% for the respective periods. The decrease reflects some of the special pricing we afforded customers during the quarter in an attempt to maintain relationships. The gross profit for the fiscal quarter ended December 31, 2001 was $318,597, a decrease of $319,418 from the fiscal quarter ended December 31, 2000.

     Selling, general and administrative expense was $822,921, or 40% of revenue, for the three months ended December 31, 2001 as compared to $2,385,294, or 75% of revenue, for the same period in 2000. The decrease of $1,562,373, or 65.5%, was due to decreases in personnel related costs, travel, marketing and advertisement, professional fees and administrative fees related to a subsidiary, partnerAxis.

     Interest expense for the three months ended December 31, 2001 was $108,573 as compared to $2,024,710 for the three months ended December 31, 2000. The decrease of $1,916,137 was principally due to the costs recorded in the prior year for expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy, and the higher interest and amortization expenses related to the Debenture. The interest and other income of $585 for the three months ended December 31, 2001 as compared to $69,843 for the same period in 2000, was primarily related to the reduced Debenture balance.

     The preceding factors resulted in a net loss attributable to common stockholders of $788,869 or $0.02 per basic and diluted share for the three months ended December 31, 2001 as compared to a net loss attributable to common stockholders of $5,375,959, or $0.25 per basic and diluted share, for the three months ended December 31, 2000.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Net revenues for the six months ended December 31, 2001 were $3,664,732 compared to $5,589,458 in the six months ended December 31, 2000. The $1,924,726 decrease, 34.4%, from the prior period, was due to the inability to source product to meet the orders placed.

     Cost of sales for the six months ended December 31, 2001 was $3,107,964 as compared to $4,583,544, a decrease of $1,475,580 related to the decrease in revenues. The cost of sales percentage increased to 84.8% of sales, up from 82.0% of sales for the same period in 2000, which resulted in a corresponding gross profit margin decrease to 15.2% from 18.0% for the respective periods. The decrease reflects some of the special pricing we afforded customers during the period in an attempt to maintain relationships. The gross profit for the six months ended December 31, 2001 was $556,768, a decrease of $449,146 from the six months ended December 31, 2000.

     Selling, general and administrative expense was $2,205,633, or 60% of revenue, for the six months ended December 31, 2001 as compared to $3,514,744, or 63% of revenue, for the same period in 2000. The decrease of $1,309,111, or 37.2%, was due to decreases in personnel related costs, travel, marketing and advertisement, professional fees and administrative fees related to a former subsidiary, partnerAxis.

     Interest expense for the six months ended December 31, 2001 was $397,488 as compared to $3,203,828 for the six months ended December 31, 2000. The decrease of $2,806,340 was principally due to the costs recorded in the prior year for expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy, and the higher interest and amortization expenses related to the Debenture. The interest, and other income of $3,931 for the six months ended December 31, 2001 as compared to $138,274 for the same period in 2000, was primarily related to the reduced Debenture balance.

     The preceding factors resulted in a net loss attributable to common stockholders of $2,444,511 or $0.07 per basic and diluted share for the six months ended December 31, 2001 as compared to a net loss attributable to common stockholders of $7,498,029, or $0.49 per basic and diluted share, for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our net cash provided in operating activities for the six months ended December 31, 2001 was $1,122,000 as compared to $3,127,753 used in the six months ended December 31, 2000. The operating cash shortage was financed through financing activities discussed below. The primary source of cash resulted from the reduction in accounts receivable and inventory. The reduction in receivables was primarily used to reduce the RLOC.

     The net cash used by investing activities during the six months ending December 31, 2001 was $16,023.

     The net cash used from financing activities during the six months ended December 31, 2001 was $1,159,587. Most of the reduction was used to reduce the RLOC, which was terminated on June 30, 2001. From June 30, 2001 until the date that Canopy assumed the RLOC, all collections of accounts receivable were applied to reducing the RLOC.

     On  September  13,  2001  we  entered  into a  Stipulation  for Use of Cash
Collateral ("STIPULATION") with Canopy which allows us to use 95% of the collections received from pre-petition accounts receivable on which Canopy holds a security interest. In exchange for this agreement, we granted to Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximates $4,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS

             10.26 Stipulation Providing For Use of Cash Collateral and Adequate Protection of Secured Ceditor's Lien between Ebiz, JBSI and Canopy dated September 13, 2001.

             10.27 Agreement for Secured Line of Credit between Ebiz, JBSI and Caldera approved September 24, 2001.

             10.28 Dealer Loan and Security Agreement for Secured Line of Credit between Ebiz, JBSI and Textron approved November 8, 2001 and Amendment thereto.

             10.29   Agreement  to  provide  Letter  of Credit  and  Finacial
                     Accomidations   between  Ebiz,  JBSi  and  Canopy  approved
                     November 8, 2001

             10.30 Financial Advisory Agreement between Ebiz, JBSI and FFEC approved November 14, 2001.

        (B)  REPORTS ON FORM 8-K

During the quarter ending December 31, 2001, no reports on Form 8-K were filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                       EBIZ ENTERPRISES, INC.



Dated February 14, 2002                By /s/ Bruce Parsons
                                          --------------------------------------
                                          Bruce Parsons
                                          Chief Executive Officer