Form 10KSB/A
period 2001-06-30
EBIZ ENTERPRISES INC
filed 2002-04-05
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

RECENT DEVELOPMENTS

BANKRUPTCY FILING. On September 7, 2001 we and our wholly owned subsidiary Jones Business Systems, Inc. (JBSI) filed separate voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. We are currently operating as a debtor-in-possession under the supervision of the bankruptcy court. As a debtor-in-possession, we are authorized to operate our business but may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court. Subject to certain exceptions under the Bankruptcy Code, our filing for reorganization automatically stayed the continuation of any judicial or administrative proceedings against us. Any creditor actions to obtain possession of property from us or to create, perfect, or enforce any lien against our property has also been stayed. As a result, our creditors are precluded from collecting pre-petition debts without the approval of the bankruptcy court.

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

On September 13, 2001 we entered into a Stipulation for Use of Cash Collateral (STIPULATION) with The Canopy Group, Inc. (CANOPY) which allows us to use 95% of the collections received from pre-petition accounts receivable on which Canopy holds a security interest. In exchange for this agreement, we granted to Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximates $4,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

On September 24, 2001 we entered into an Agreement for Secured Line of Credit (the SECURED LINE) with Caldera Systems, Inc. (CALDERA). Under terms of the Secured Line, Caldera provided a $250,000 line of credit which will facilitate our ability to purchase product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit.

On November 8, 2001 we entered into a Dealer Loan and Security Agreement for Secured Line of Credit (the DEALER LOAN) with Textron Financial Corporation (TEXTRON) and an Agreement to Provide Letter of Credit and Financial Accommodations (the LOC) with Canopy. Under the terms of the Dealer Loan, Textron will provide o us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This will provide assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the SECURITIES ACT) and Section 21E of the Securities Exchange Act of 1934, as amended (the EXCHANGE ACT). We may also make forward-looking statements from time to time in filings with the Securities and Exchange Commission (SEC), press releases or otherwise. We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Wherever possible, we have identified the forward-looking statements by words such as ANTICIPATES, BELIEVES, CONTEMPLATES, ESTIMATES, EXPECTS, INTENDS, PLANS, PROJECTS, FORECASTS and similar expressions.

Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events, plans and expectations. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions could prove inaccurate. Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in DESCRIPTION OF BUSINESS - Factors Affecting Future Performance and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, as well as elsewhere in this report and in the exhibits incorporated by reference.

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

PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC. On September 15, 2000, we entered into a Purchase and Sale Agreement with Caldera Systems, Inc. (CALDERA) for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. We paid to Caldera 1 million shares of our common stock for the Electronic Linux Marketplace assets which were transferred into a wholly owned subsidiary , partnerAxis, Inc. (PARTNERAXIS). We then began further development of the business concept. As part of the transaction, Caldera purchased $3 million of Ebiz common stock in a private transaction. The $3 million proceeds received from Caldera were used to fund partnerAxis, Inc.,a Web-based B2B entity providing knowledge exchange, Linux product sales, advertising, membership and channel development, all within the Linux marketplace.

We reached an agreement in principle with Caldera as reflected in a term sheet dated January 2, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. We agreed with Caldera to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which totaled $2.1 million at that time. Per the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million would be deposited with the escrow agent no later than June 30, 2001 (the ESCROW FUNDS). Prior to that date, we were entitled to use those funds for purposes other than developing the business plan of partnerAxis, and, in fact, we used $1.1 million of the Escrow Funds for other purposes. Should we fail to deposit the $1.1 million with the escrow agent by June 30, 2001, we are required to issue to Caldera a warrant to purchase 1 million shares of our common stock at the price per share and on terms and conditions as set forth in the warrant. Additional terms include payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. In April 2001 and prior to completion of final documents for the modification, we sold partnerAxis in the transaction described below.

On April 16, 2001, we completed the sale of partnerAxis, Inc. (partnerAxis), to BySynergy, LLC (BySynergy), pursuant to a Stock Purchase Agreement dated April 13, 2001. Pursuant to the agreement with BySynergy, BySynergy assumed all of the unperformed obligations we owed to Caldera including the deposit of $1.1 million with the escrow agent by June 30, 2001. The major factors leading to the decision to sell partnerAxis were the costs necessary to operate the subsidiary, approximately $500,000 during the quarter ended March 31, 2001. The disposition relieved the requirement of raising the additional capital necessary to fund the continuing development of partnerAxis until it could begin to produce revenues. But most importantly, the disposition allowed us to focus primarily on our core business of supplying computing solutions to our corporate and channel accounts nationwide.

ACQUISITION OF LINUXMALL.COM, INC. On October 5, 2000, we completed the acquisition of LinuxMall.com, Inc. (LINUXMALL) by the merger of LinuxMall into a newly formed and wholly owned subsidiary. The price paid was $14.7 million comprised of common stock, options and warrants. As one of the original Linux companies founded in the early 1990's, LinuxMall had developed great appeal with the on-line Linux community and had successfully marketed and sold Linux accessories through its websites.

ACQUISITION OF JONES BUSINESS SYSTEMS, INC. On January 4, 2001, we completed the acquisition of Jones Business Systems, Inc. (JBSI) by the merger of JBSI into a newly formed wholly owned subsidiary. Under terms of the transaction, we paid $7.8 million for JBSI comprised of common stock and options. JBSI is a national solutions integrator, white box system builder and service provider. JBSI manufactures the Terian product line of built-to-order computing solutions for its reseller and enterprise partners. Terian systems combine the latest Intel hardware technology with built-to-order flexibility and reliability. JBSI supplies computing products and services to its reseller and enterprise partners nationwide in the Linux, UNIX and Windows 2000 marketplaces and is one of the nation's top distributors of Informix (Nasdaq: IFMX), SCO (Nasdaq: SCOC), Data General (Nasdaq: DATA) and Acer products.

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

We address the high-growth markets we target through an integrated business strategy that utilizes our Internet Web sites intended to appeal to a specific vertical market audience. LINUXMALL.COM, EBIZMART.COM, and EBIZENTERPRISES.COM have become a core element of our Linux strategy. We anticipate these sites will become leading destinations to the Linux user market, providing community resources and services, such as free e-mail, Linux directory, links to numerous Linux-based sites and technology expertise. These sites are intended to provide EVERYTHING LINUX and offer the largest selection available of Linux-compatible technical products and related items.

While we believe we have the capability to succeed with our business plan and assuming that a plan of reorganization can be confirmed, we are still an early stage company with limited operating history. Our prior years of operations have resulted in losses. Our auditors have qualified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern. As a growing, early stage company, our ability to raise capital as well as increase our sales revenue will be critical to our ability to continue as a going concern. We are also concentrating the focus of our business on utilization of the Linux operating system and away from some of our past fulfillment distribution strategies. We anticipate that because of the focus on Linux based products, our gross margins will increase and our operating expenses will stabilize. See the sections captioned DESCRIPTION OF BUSINESS - Factors Affecting Future Performance and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of capital constraints and other risks of our business.

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

In a 1999 bulletin titled LINUX OPERATING SYSTEM MARKET OVERVIEW, IDC presented its first-ever forecast for Linux. Through 2003, total Linux commercial product shipments are predicted to grow faster than the total shipments of all other client or server operating environments monitored by IDC. IDC estimates Linux commercial shipments will increase at a compound annual growth rate (CAGR) of 25% from 1999 through 2003. This growth rate estimate may be compared to an estimated 10% CAGR for all other operating environments combined and a 12% CAGR for all other server operating environments combined. IDC reports on only commercial shipments of Linux and is unable to track systems downloaded from the Internet at no charge.

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

WE ARE AN EARLY STAGE COMPANY WITH LIMITED OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS. We have recently entered the Linux computer manufacturing industry and have limited results of operations from this segment of our business. We have even more recently focused on development of Linux servers, desktops and appliances, each utilizing the Linux operating system. We are devoting considerable resources to the development of these lines and our family of sites marketed under the name LINUXMALL.COM, EBIZMART.COM, and EBIZENTERPRISES.COM. See OUR BUSINESS - Our Web Sites.

We have acquired other businesses in the Linux-Unix industry. In March, 2000, we acquired InfoMagic, Inc. We also acquired LinuxMall in October, 2000 and JBSI in January, 2001. While we believe the combination of these businesses will be successful and lead to profitable operations, in the short-term, integration of these businesses into our operations may lead to continued losses.

We will encounter numerous risks and difficulties encountered by early stage companies in the rapidly developing Linux markets as well as risks associated with the manufacturing and distributing of computer systems and services. We may not be successful in addressing these risks and there can be no assurance that our business strategies will be successful. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Fiscal 2000 Liquidity for additional discussion of the possible effect of our strategies on future operations.

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

IF OUR INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, COMPETITORS MAY GAIN ACCESS TO OUR TECHNOLOGY AND PROPRIETARY PROPERTY WHICH COULD UNDERMINE OUR COMPETITIVE POSITION. We deal in technically complex products and multi-layered supply and distribution sources. We have limited proprietary property, and are relying heavily on copyright, trademark, trade secret, nondisclosure and confidentiality measures to protect these limited rights. See OUR BUSINESS - Intellectual Property for a discussion of our intellectual property rights. Such protections may not preclude competitors from developing similar technologies or services competitive with ours. While we do not believe that any of our intellectual property infringes on proprietary rights of third parties, no assurance can be given that infringement claims may not be asserted. Litigation resulting from assertion of our rights or from defense of a third party claim could be expensive and adversely affect our operations even if we were ultimately successful. There is also no assurance that we will have sufficient resources to sustain or defend protracted legal actions to protect our proprietary rights.

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

THE CONVERSION PRICE OF THE DEBENTURE IS NOT FIXED AND COULD RESULT IN EXCESSIVE DILUTION. Although our bankruptcy filing has stayed the enforcement of the terms of the Debenture and it is highly unlikely that any conversion of the Debenture will occur during our bankruptcy, relief from the bankruptcy court to permit such enforcement and in turn, conversion, may be possible. The conversion price of our outstanding Debenture is at variable rates depending upon the market price of our stock and capped at fixed amounts. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources. This conversion feature could allow the Debenture to be converted at times when our stock prices are relatively low, could cause our stock prices to further decline due to the dilutive nature of the conversions and could generally result in excessive dilution to our current stockholders. The terms of the Debenture provide us with the ability to redeem for cash under certain circumstances in lieu of converting the Debenture. While we may exercise the redemption for cash feature as deemed appropriate to prevent what we consider to be excessive dilution, there is no assurance that we will have sufficient cash reserves to redeem the Debenture at any given time of conversion or at all. We currently do not have any sources of cash reserves sufficient to redeem the amount of the Debenture that is presently convertible into our common stock.

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

SALES OF UNREGISTERED SECURITIES

On March 31, 2000, we issued 2,500,000 shares of common stock to Mr. Shi-En Shiau for a total purchase price of $5,000,000. The purchase price was paid $500,000 in cash and $4,500,000 by delivery of a promissory note. A total of $400,000 of additional cash was received on the promissory note. The remaining balance on the note was not timely paid and under the terms of the agreement, as amended, the 2,500,000 shares were canceled and we have agreed to deliver 584,415 shares in consideration for the cash payments received. No underwriters were involved and the shares were exempt from registration under section 4(2) of the Securities Act of 1933 (the Act). The shares were issued to Mr. Shi-En Shiau in a private transaction for investment only and not with a view to distribution of the shares.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal year ending June 30, 2001. The following discussion should be read in conjunction with the Financial Statements and related notes. See INDEX TO FINANCIAL STATEMENTS and the Financial Statements referenced in the index.

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

ACQUISITION AND DISPOSITION OF PARTNERAXIS

On September 19, 2000, we acquired from Caldera all of the intellectual property and certain other specified assets related to Caldera's proprietary marketing and distribution concept known as the Electronic Linux Marketplace (ELM). We operated these assets as a separate, wholly owned corporation known as partnerAxis, Inc. PartnerAxis attempted to build a business-to-business Web-based exchange for Linux product sales, advertising, knowledge membership and channel development. PartnerAxis was intended to be a unique virtual community specifically designed to attract users, manufacturers and electronic solution providers, and to provide information and support to develop and market Linux solutions (and other innovations).

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

During the last quarter of 2001 we determined that there was an impairment of the goodwill and other intangibles related to the Linuxmall and JBSI acquisitions which resulted in a charge of $25,142,645 which includes the writedown of the investment in Vericenter due to the unlikeliness of collection.

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

DEBENTURE AND WARRANT

On August 25, 1999 we issued the Debenture and warrant for a total of $7.1 million. The Debenture is due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a DUE DATE). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by current deposits at American National Bank and Trust Company of Chicago. The initial amount deposited was $5,000,000 reduced by $500,000 released during February 2000, $250,000 in July 2000 and $2,083,500 in October 2000. In connection with the release of the $250,000 in July 2000, we issued a warrant to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of June 30, 2001, the warrant had not been exercised. The required amount of the restricted cash decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Aggregate conversions of principal and accrued interest have been made and as of June 30, 2001, $2,725,209 of principal and accrued interest had been converted to 2,831,028 shares of common stock.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                      28

Balance Sheet at June 30, 2001                                                29

Statement of Operations for the Year Ended June 30, 2001                      30

Statement of Stockholders' Equity (Deficit) for the Year
  ended June 30, 2001                                                         31

Statement of Cash Flows for the Year Ended June 30, 2001                      32

Notes to Financial Statements for the Year Ended June 30, 2001                33

Report of Independent Public Accountants                                      50

Balance Sheets at June 30, 2000 and 1999                                      51

Statements of Operations for the Years Ended June 30, 2000 and 1999           52

Statements of Stockholders' Equity (Deficit) for the Years
  ended June 30, 2000 and 1999                                                53

Statements of Cash Flows for the Years Ended June 30, 2000 and 1999           54

Notes to Financial Statements for the Years Ended June 30, 2000 and 1999      55

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


/s/ SEMPLE & COOPER LLP

PHOENIX, ARIZONA
OCTOBER 2, 2001

                             EBIZ ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET
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
                                                                   ------------

Commitments and Contingencies
Stockholders' Equity (Deficit):
  Convertible preferred stock; $0.001 par value;
    5,000,000 shares authorized; 7,590 shares
    issued and outstanding                                              366,737
  Common stock; $0.001 par value; 70,000,000 shares
    authorized; 34,062,328 shares issued and outstanding                 34,063
  Additional paid-in capital                                         46,715,220
  Accumulated deficit                                               (61,337,816)
                                                                   ------------
     Total stockholders' equity (deficit)                           (14,221,796)
                                                                   ------------
            Total liabilities and stockholders' equity             $  8,091,758
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

                             EBIZ ENTERPRISES, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        FOR THE YEAR ENDING JUNE 30, 2001

                                 Preferred Stock       Common Stock        Additional       Note        Accumulated    Stockholders'
                                -----------------   --------------------     Paid-in     Receivable      Earnings/         Equity
                                Shares    Amount      Shares     Amount      Capital      for Stock       Deficit        (Deficit)
                                ------   --------   ----------   -------   -----------   ------------   ------------   ------------
BALANCE, JUNE 30, 2000           7,590   $366,737    8,497,566   $ 8,498   $ 9,808,580   $         --   $(12,247,432)  $ (2,063,617)
Options and warrants issued
  for consulting services           --         --           --        --        54,923             --             --         54,923
Stock issued for services           --         --      361,600       362       385,838             --             --        386,200
Warrants issued to debenture
  holder                            --         --           --        --     1,363,496             --             --      1,363,496
Accrued dividends on
  preferred stock                   --         --           --        --            --             --        (75,900)       (75,900)
Beneficial conversion feature
  of convertible debentures         --         --           --        --       302,566             --             --        302,566
Conversion of debt and interest     --         --    5,415,733     5,415     5,057,915             --             --      5,063,330
Stock, options and warrants
  issued for business
  acquisitions                      --         --   19,547,429    19,548    28,542,142        248,800             --     28,810,490
Expiration of redemption
  provisions on Common Stock        --         --      240,000       240     1,199,760             --             --      1,200,000
Impairment of Note Receivable
  for Common Stock                  --         --           --        --            --       (248,800)            --       (248,800)
Net loss, warrants and options      --         --           --        --            --    (49,014,484)   (49,014,484)
                                 -----   --------   ----------   -------   -----------   ------------   ------------   ------------
BALANCE, JUNE 30, 2001           7,590   $366,737   34,062,328   $34,063   $46,715,220   $         --   $(61,337,816)  $(14,221,796)
                                 =====   ========   ==========   =======   ===========   ============   ============   ============

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

On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. (LINUXMALL) by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. LinuxMall owns some of the most popular Linux oriented websites on the internet. Additionally, Linuxmall.com has extensive history in the Linux industry. LinuxMall, including its founder and Board of Advisors, are a collection of the primary initiators of the Linux movement. The purpose of this acquisition was to merge the extensive Linux expertise of LinuxMall and its associated customer base, with the sales and manufacturing expertise of EBIZ. Additionally, the high profile nature of the LinuxMall.com website brought additional exposure for EBIZ in the Linux community. (See Note
2)

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

The cost of software to be sold, leased or otherwise marketed that has alternative future use is recorded in cost of sales in the period the related revenue is recognized. The Company did not sell any software that was internally developed and no costs were incurred for internal development of software during 2001. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed, the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a product design and working model.

The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. The Company does not anticipate any material impact from the adoption of SAB No. 101 on its future results of operations and financial position.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

During the year ended June 30, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that there was no material effect on the financial statements from the adoption of this financial standard.

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

STOCK BASED COMPENSATION

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation Issued to Employees. SFAS No. 123 prescribes using the fair value method of accounting for stock-based compensation issued to employees; however, the Company has elected, as permitted by SFAS No. 123, to continue to use the intrinsic value method in its primary financial statements. The intrinsic value method records compensation expense for stock based upon the difference between the exercise price and the fair market value of the Company's stock at the date of grant, recognized over the vesting period of the options.

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

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, the Company recorded an impairment loss on the long-lived assets of its Linuxmall.com business. The trends in the Linuxmall.com business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Company recognized an asset impairment loss of $17,062,336 ($17,062,336 net of tax, or $0.80 per share). This loss is the difference between the carrying value of the Linuxmall.com assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

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

NOTE 2
ACQUISITIONS

AQUISITION OF LINUXMALL.COM, INC.

On October 5, 2000, the Company completed the acquisition of LinuxMall.com by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million for the acquisition comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options to purchase 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, $5.7 million in net liabilities are included in the calculation for a total consideration of $20.5 million. Approximately 2.5 million shares were issued in January 2001 upon conversion of the remaining outstanding preferred convertible debentures. The amendments to the original purchase agreement were not significant, except for a change in the conversion ratio on October 3, 2000, which reduced the ratio from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new measurement date for the purchase price determination. The transaction was accounted for under the purchase method of accounting in accordance with APB 16. The Company engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation of the total purchase price is as follows:

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

On September 15, 2000, the Company entered into a Purchase and Sale Agreement with Caldera Systems, Inc. (CALDERA) for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. The Company planned to further develop the business concept in a wholly owned subsidiary, partnerAxis, Inc. (PARTNERAXIS). The Company issued 4 million shares of its common stock to Caldera as its initial payment for cash and assets. The stock issued was valued at $1.60 per share, the average closing price for September 11, 2000 through September 15, 2000. Of the $6.4 million total, $3,360,811 was recorded as partnerAxis intangible assets, $3 million as restricted cash and $39,189 as furniture and equipment in the accompanying consolidated financial statements. The $3 million of restricted cash was dedicated for use in developing and implementing the partnerAxis business plan. The intangible assets were anticipated to be amortized over a useful life of 2 to 3 years. Up to 4 million additional shares of common stock were issuable to Caldera based on the earnings performance of partnerAxis, as defined in the Purchase and Sale Agreement, during the period of December 15, 2000 through December 15, 2001.

The Company reached an agreement in principle with Caldera as reflected in a term sheet dated January 24, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. As part of the Purchase and Sale Agreement, $3 million in proceeds from the sale to Caldera of 3 million shares of common stock of the Company were to be used in developing the business plan of partnerAxis. Caldera and the Company agreed to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which now totals $2.1 million. Pursuant to the term sheet, $1 million was tobe immediately deposited with an independent escrow agent and the remaining $1.1 million was to be deposited with the escrow agent no later than June 30, 2001 (the ESCROW FUNDS). Prior to June 30, 2001, the Company could use those funds for purposes other than developing the business plan of partnerAxis, and the Company did, in fact, use $1.1 million of the Escrow Funds for other purposes. In the event the Company failed to deposit the $1.1 million with the escrow agent by June 30, 2001, the Company was required to issue to Caldera a warrant to purchase 1 million shares of common stock of the Company at the price per share and on terms and conditions as set forth in the warrant. Additional terms included payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. Prior to June 30, 2001, the Company sold partnerAxis as discussed below.

On April 16, 2001, the Company completed the sale of its wholly owned subsidiary, partnerAxis, Inc.(partnerAxis), to BySynergy, LLC (BySynergy), pursuant to a Stock Purchase Agreement dated April 13, 2001. The Company realized a loss of $3,612,171 in relation to the sale of partnerAxis.

At the Closing, the Company conveyed all of the outstanding capital stock of partnerAxis to BySynergy for a nominal cash payment, and the Company delegated to BySynergy certain duties and obligations of the Company (the Obligations) set forth in the Use Restriction Agreement dated September 15, 2000 by and between the Company and Caldera Systems, Inc. (Caldera) as modified. BySynergy expressly assumed the Obligations and agreed to fully perform all of the Obligations which are identified as (i) providing a minimum of $1.1 million in financing for partnerAxis by depositing $1.1 million with the escrow agent no later than June 30, 2001 and continuing to develop, fund and operate partnerAxis until December 31, 2001, (ii) paying to Caldera a 5% royalty on the total gross revenue earned by partnerAxis, their successors and assigns with respect to the business of partnerAxis, and (iii) granting to Caldera, for its internal business purposes only, a perpetual fully paid-up, royalty free license to use all of the intellectual property, technology, software, the computer programs, trade secrets, data, designs, proprietary works and processes now-existing or as it may be developed in the future that is used in or related to or associated with the business of partnerAxis.

NOTE 3
PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2001:

                                    ESTIMATED

                                                  useful life
                                                  ------------
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

NOTE 4
RELATED PARTY INDEBTEDNESS

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

The note was amended December 31, 2000 and combined with a $500,000 Secured Convertible Promissory Note dated July 10, 2000 from LinuxMall to Canopy plus all accrued interest (the AMENDED NOTE). The Amended Note was issued for a total principal amount of $1,041,781 and was due June 30, 2001. If the Amended Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Amended Note. In addition, warrants to purchase 1,230,769 shares of the Company's common stock at $0.375 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $215,000, using the following weighted average assumptions: stock price of $0.375, exercise price of $0.375, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as interest expense. As of June 30, 2001 the note is in default yet the debtor has not requested a conversion of the debt to common stock pursuant to the conversion provision.

On January 29, 2001, the Company issued a Secured Convertible Promissory Note to Canopy in the amount of $1,000,000 in exchange for cash. The note bears interest at the annual compounded rate of 10% per annum and is due on October 29, 2001 (THE CANOPY 1/29/01 NOTE). If the Canopy 1/29/01 Note is not timely paid it is convertible into shares of common stock at a per share conversion price equal to the lesser of 50% of the average closing price of the stock for the five day period prior to conversion or 200% of the closing price on the date of the Canopy 1/29/01 Note. In addition, warrants to purchase 1,063,829 shares of the Company's common stock at $0.47 per share were issued to Canopy. The fair value of these warrants, as calculated by using the Black-Scholes pricing model, was estimated to be approximately $233,000, using the following weighted average assumptions: stock price of $0.47, exercise price of $0.47, risk free rate of 6.48%, expected life of two years, a volatility factor of 80% and a dividend yield of 0%, and is recorded as interest expense.

The components of Related Party indebtedness at June 30, 2001 are summarized as follows:

Note payable to a stockholder, fixed interest amount,
  due on demand, unsecured                                               71,928
Note payable to a stockholder resulting from acqusition,
  fixed interest amount, due on demand, unsecured                       177,596
Convertible note payable to a related entity, interest
  at 10%, payable on June 30, 2001, in default. Secured
  by all assets of the Company                                        1,041,781
Convertible note payable to a related entity, interest
  at 10%, payable on October 29, 2001. Secured by all
  assets of the Company                                               1,000,000
Note payable in exchange for cash, interest at 10%,
  payable on October 5, 2001; secured by specific
  accounts recivables and inventory                                      39,681
                                                                     ----------
                                                                      2,330,986
Less - current maturities                                            (2,330,986)
                                                                     ----------
                                                                     $       --
                                                                     ==========

As of June 30, 2001, the note payable to a related entity in the amount of $1,041,781 was in default. The note has conversion provisions which have not been exercised as of the financial statement date.

NOTE 5
INDEBTEDNESS

The components of indebtedness at June 30, 2001 are summarized as follows:

Financial institution borrowings:
  Line of credit, as amended in 1998 - $10 million, interest
    at prime plus 2.5%, matures July 2001                           $ 2,270,311
  Term note, as amended in 1998 - principal due in July 2001,
    interest at prime plus 2.5%                                       2,000,000
Other borrowings:
  Subordinated convertible debentures from acquisitions,
    interest at 6% interest payable monthly with principal
    due April 30, 2002                                                  183,837
  Note payable resulting from acquisition, interest at 10.5%, payable in equal quarterly installments beginning
    February 12, 1999 with principal due May 12, 2001, in default       300,000
  Note payable resulting from acquisition, interest at 6%,
    payable quarterly with all principal due October 18, 2002           100,000
  Capital leases resulting from acquisitions, with aggregate monthly payments approximating $12,000 and bearing
    interest at rates between 9% and 11%; expiring
    through June, 2004                                                  355,537
                                                                    -----------
                                                                      5,209,685
Less - current maturities                                            (4,722,873)
                                                                    -----------
                                                                    $   486,812
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

NOTE 6
CONVERTIBLE DEBENTURE

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

NOTE 7
INCOME TAXES

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

NOTE 8
STOCKHOLDERS' EQUITY

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

COMMON STOCK ISSUED FOR ADVERTISING

In January, 2000 the Company entered into a Premier Advertiser Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's PREMIER ADVERTISER program for CNET's Linux Center and received advertising for, and links to, the Company's Web site, TheLinuxStore.com. The term of the agreement was through February 2001, subject to earlier termination. The Company was required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. valued at the fair value of $5.00 per share on the date of the agreement. This integration fee was recorded as prepaid advertising and was being amortized over the term of the agreement. The advertising on the CNET Linux Center began in February, 2000. The 240,000 shares of common stock issued are redeemable at the discretion of the holder within one year of the signing of the agreement. As of January, 2001, the expiration of the redemption provision, the shares were no longer redeemable, therefore, the shares have been reflected as common stock as of June 30, 2001.

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

NOTE 8
EMPLOYEE COMPENSATION

401K PLAN

The Company sponsors a defined contribution 401(k) Savings Plan for its employees. Company contributions to the plan are discretionary and totaled $23,036 for the year ended June 30, 2001.

STOCK OPTION PLAN

Our Board of Directors adopted, and our shareholders approved, effective December 1998, the 1998 Equity Incentive Plan (the PLAN). In December 2000, the Board of Directors amended the Plan to increase the number of shares of our common stock available under the Plan. The purpose of the Plan is to promote the interests of our company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of our business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of our shareholders through equity participation in our growth and success. The Plan provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 12,000,000 shares of our common stock. Our bankruptcy filing has stayed the enforcement by an option holder of the terms of any unexercised option grant. The effect of this is that no unexercised option can now be exercised unless the Bankruptcy Court directs otherwise. As of June 30, 2001, a total of 12,048,368 stock options were outstanding of which 8,250,353 were vested under the Plan. A total of 101,500 options to purchase shares under the Plan have been exercised.

Information with respect to stock options outstanding as of June 30, 2001, is as follows:

                                                                WEIGHTED AVERAGE
                                                   OPTIONS       EXERCISE PRICE
                                                  ----------    ----------------
Options outstanding at beginning of year             747,000        $    2.94
  Granted                                         11,301,368             0.61
  Exercised                                               --               --
  Canceled                                                --               --
                                                  ----------        ---------
Options outstanding at end of year                12,048,368        $    0.75
                                                  ==========        =========
Options exercisable at end of year                 8,250,353        $    0.77
                                                  ==========        =========
Weighted average fair value per share
  of options granted                                                $    0.25
                                                                    =========

Information with respect to stock options outstanding and stock options exercisable at June 30, 2001 is as follows:

                          OPTIONS OUTSTANDING            OPTIONS EXCERCISABLE
                   ---------------------------------     ---------------------
                                 WEIGHTED-
                                  AVERAGE    WEIGHTED-                 WEIGHTED-
                                 REMAINING    AVERAGE                   AVERAGE
    RANGE OF         NUMBER     CONTRACTUAL  EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES    OUTSTANDING     LIFE        PRICE     EXERCISABLE     PRICE
---------------    -----------     ----        -----     -----------     -----
 $0.28 - $0.97      11,301,368     9.00        $0.61       7,785,743     $0.64
 $1.00 - $2.25         416,000     7.61        $1.76         277,530     $1.79
 $3.00 - $3.75         198,000     8.33        $3.63          88,700     $3.63
 $4.88 - $5.50         133,000     7.67        $5.49          98,380     $5.43
                   -----------                           -----------
                    12,048,368                             8,250,353
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

NOTE 8
COMMITMENTS AND CONTINGENCIES

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

NOTE 9
SUBSEQUENT EVENTS

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO EBIZ ENTERPRISES, INC.:

We have audited the accompanying balance sheets of EBIZ Enterprises, Inc., a Nevada corporation, (the Company) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Phoenix, Arizona
October 5, 2000 (except with respect
to the matter discussed in Note 2
as to which the date is March 23, 2001)

                             EBIZ ENTERPRISES, INC.

                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                 2000            1999
                                                             ------------    ------------
                                     ASSETS

Current Assets:
  Cash ...................................................   $     50,997    $     76,366
  Accounts receivable, net of allowance for doubtful
    accounts of $75,988 and $40,000 in 2000 and 1999,
    respectively .........................................        585,846       1,669,816
    Inventory, net .......................................        747,545       1,568,148
    Prepaid expenses and other current assets ............         28,158         128,184
                                                             ------------    ------------
          Total current assets ...........................      1,412,546       3,442,514
Property and Equipment, net ..............................        532,896         474,778
Deferred Loan Fees, net ..................................        131,079              --
Restricted Cash ..........................................      4,504,164              --
Goodwill .................................................        629,162              --
                                                             ------------    ------------
                                                             $  7,209,847    $  3,917,292
                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable .......................................   $  1,880,822    $  1,423,178
  Accrued expenses .......................................      1,367,135         468,549
  Line of credit .........................................        250,000         350,000
  Notes payable ..........................................         71,928         610,000
                                                             ------------    ------------
          Total current liabilities ......................      3,569,885       2,851,727
Convertible Debenture, net of discount ...................      4,503,579              --
                                                             ------------    ------------
          Total liabilities ..............................      8,073,464       2,851,727
                                                             ------------    ------------
Commitments and Contingencies
Redeemable Common Stock ..................................      1,200,000              --
                                                             ------------    ------------
Stockholders' Equity (Deficit):
  Convertible preferred stock; $.001 par value; 5,000,000
    shares authorized; 7,590 and 10,895 shares issued and
    outstanding at June 30, 2000 and 1999, respectively;
    liquidation value $100 per share .....................        366,737         868,599
  Common stock; $.001 par value; 70,000,000 shares
     authorized; 8,497,566 and 7,261,715 shares issued and
     outstanding at June 30, 2000 and 1999, respectively .          8,498           7,262
  Additional paid-in capital .............................      9,808,580       2,315,832
  Accumulated deficit ....................................    (12,247,432)     (2,126,128)
                                                             ------------    ------------
          Total stockholders' equity (deficit) ...........     (2,063,617)      1,065,565
                                                             ------------    ------------
                                                             $  7,209,847    $  3,917,292
                                                             ============    ============

      The accompanying notes are an integral part of these balance sheets.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                        2000            1999
                                                    ------------    -----------
Net Revenue .....................................   $ 11,900,667    $15,290,202
Cost of Sales ...................................     10,961,638     14,358,772
Restructuring Charge -- Inventory ...............        125,430             --
                                                    ------------    -----------
     Gross profit ...............................        813,599        931,430
Selling, General and Administrative Expense .....      7,312,259      2,425,895
Depreciation and Amortization ...................        265,000         68,483
Provision for Doubtful Accounts .................        274,074         86,520
Restructuring Charge ............................         26,500             --
                                                    ------------    -----------
Loss from Operations ............................     (7,064,234)    (1,649,468)
Other Income (Expense):
  Interest Expense ..............................     (3,188,415)      (119,291)
  Interest & Other Income .......................        235,434          2,538
  Other .........................................             --       (110,903)
                                                    ------------    -----------
Net Loss ........................................    (10,017,215)    (1,877,124)
Dividends on Preferred Stock ....................       (104,089)       (77,057)
                                                    ------------    -----------
Net Loss Attributable to Common Stockholders ....   $(10,121,304)   $(1,954,181)
                                                    ============    ===========
Net Loss per Common Share, Basic and Diluted ....   $      (1.32)   $     (0.29)
                                                    ============    ===========
Weighted Average Common Shares, Basic and Diluted      7,685,232      6,821,083
                                                    ============    ===========

   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                ADDITIONAL
                                    PREFERRED STOCK            COMMON STOCK                           TOTAL        STOCKHOLDERS'
                                ----------------------    -----------------------     PAID-IN      ACCUMULATED        EQUITY
                                 SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL        DEFICIT         (DEFICIT)
                                ---------    ---------    ----------   ----------   -----------    ------------    ------------
Balance, June 30, 1998 ......          --    $      --     6,256,450   $    6,256   $   858,712    $   (171,947)   $    693,021
  Sale of common stock, net
    of offering costs of
    $80,000 .................          --           --       455,781          457       900,845              --         901,302
  Sale of preferred stock,
    net of offering costs of
    $220,901 ................      10,895      868,599            --           --            --              --         868,599
  Common stock issued for
    services and inventory ..          --           --       158,528          158       218,593              --         218,751
  Common stock issued for
    warrants exercised ......          --           --       390,956          391       293,057              --         293,448
  Deemed dividend on
    preferred stock for
    beneficial conversion
    feature .................          --           --            --           --        44,625         (44,625)             --
  Accrued dividends on
    preferred stock .........          --           --            --           --            --         (32,432)        (32,432)
  Net loss ..................          --           --            --           --            --      (1,877,124)     (1,877,124)
                                ---------    ---------    ----------   ----------   -----------    ------------    ------------
Balance, June 30, 1999 ......      10,895      868,599     7,261,715        7,262     2,315,832      (2,126,128)      1,065,565
  Exercise of stock
    options .................          --           --       101,500          102       101,398              --         101,500
  Warrants issued for
    consulting services .....          --           --            --           --       199,185              --         199,185
  Warrants issued to
    debenture holder ........          --           --            --           --       796,219              --         796,219
  Stock issued for
    services ................          --           --        30,822           30        98,969              --          98,999
  Stock issuance costs ......          --     (171,362)           --           --        (3,370)             --        (174,732)
  Accrued dividends on
    preferred stock .........          --           --            --           --            --        (104,089)       (104,089)
  Preferred stock
    conversion ..............      (3,305)    (330,500)       55,086           55       330,445              --              --
  Beneficial conversion
    feature of convertible
    debentures ..............          --           --            --           --     3,793,448              --       3,793,448
  Conversion of debt and
    interest ................          --           --       264,028          265       577,238              --         577,503
  Stock issued for business
    acquisition .............          --           --       200,000          200       699,800              --         700,000
  Private placement of common
    stock ...................          --           --       584,415          584       899,416              --         900,000
  Net loss ..................          --           --            --           --            --     (10,017,215)    (10,017,215)
                                ---------    ---------    ----------   ----------   -----------    ------------    ------------
Balance, June 30, 2000 ......       7,590    $ 366,737     8,497,566   $    8,498   $ 9,808,580    $(12,247,432)   $ (2,063,617)
                                =========    =========    ==========   ==========   ===========    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                2000            1999
                                                            ------------    ------------
Cash Flows from Operating Activities:
  Net loss ..............................................   $(10,017,215)   $ (1,877,124)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization ......................        265,000          68,483
     Stock exchanged for services and interest ..........      1,349,000          80,599
     Warrants issued for consulting services ............        199,185              --
     Interest cost on beneficial conversion feature .....      2,106,379              --
     Amortization of discounts and loan fees ............        381,379              --
     Changes in assets and liabilities, net of effect of
      business acquired:
       Accounts receivable ..............................      1,083,970      (1,396,987)
       Due from officers ................................             --           3,432
       Inventory ........................................        834,244      (1,122,551)
       Prepaid expenses and other current assets ........        100,026         (32,919)
       Accounts payable .................................        457,644         898,054
       Accrued expenses .................................        794,495         436,117
                                                            ------------    ------------
          Net cash used in operating activities .........     (2,445,893)     (2,942,896)
                                                            ------------    ------------
Cash Flows from Investing Activities:
  Purchase of furniture and equipment ...................       (265,921)       (472,738)
                                                            ------------    ------------
Cash Flows from Financing Activities:
  Net (repayments) borrowings under line of credit ......       (100,000)        350,000
  Borrowings under notes payable ........................        488,000         871,786
  Principle repayments of notes payable .................     (1,026,072)       (261,786)
  Issuance of convertible debenture, net ................      6,903,391              --
  Increase in restricted cash, net ......................     (4,504,164)             --
  Sale of stock, net of expenses ........................        925,290       2,063,349
                                                            ------------    ------------
          Net cash provided by financing activities .....      2,686,445       3,023,349
                                                            ------------    ------------
Net decrease in cash ....................................        (25,369)       (392,285)
Cash, beginning of year .................................         76,366         468,651
                                                            ------------    ------------
Cash, end of year .......................................   $     50,997    $     76,366
                                                            ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest ................   $    251,635    $    108,765
Supplemental Disclosure of Noncash Financing Activities:
  Issuance of common stock for services, assets and
    interest ............................................   $  1,362,641    $    218,751
  Dividends accrued on preferred stock ..................        104,089          32,432
  Deemed dividend on preferred stock for beneficial
    conversion feature ..................................             --          44,625
  Issuance of warrants for consulting services ..........        199,185              --
  Issuance of warrants to debenture holder ..............        796,219              --
  Conversion of debt and related interest to common stock        577,503              --
  Issuance of common stock for business acquisition .....        700,000              --

   The accompanying notes are an integral part of these financial statements.

                             EBIZ ENTERPRISES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

1. ORGANIZATION AND OPERATIONS

a. Nature of the Business

Ebiz Enterprises, Inc. (Company) is a designer and operator of Internet e-commerce Web sites and a developer and distributor of computer systems, components and accessories for personal and business computing. During the second quarter of fiscal 2000, management decided to concentrate the Company's strategic focus on the Linux segment of the computer market, which was believed to offer stronger growth and profitability opportunities than the market for low price, conventional computer systems. The Company de-emphasized programs for the mass merchant and brokerage channels of distribution and restructured its organization to implement Linux development and marketing programs. The results of operations for the second quarter included restructuring charges for inventory, collection and other costs resulting from this change in strategic direction.

On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. (LinuxMall) by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. Under the terms of the final transaction, the Company paid $14.7 million comprised of 7.4 million shares of the Company's common stock valued at $9.6 million, options for 0.9 million shares of the Company's common stock valued at $0.9 million, warrants for 4.6 million shares of the Company's common stock valued at $4.1 million and related transaction costs totaling $0.1 million. The fair value of all shares to be issued to acquire LinuxMall equals approximately $9.6 million or $1.30 per share. In addition, the Company assumed $5.7 million in net liabilities for total consideration of $20.5 million. In January 2001, an additional 2.5 million shares will be issued upon conversion of the remaining outstanding preferred convertible debentures. The amendments to the original purchase agreement were not significant, except for a change in the conversion ratio, reduced from 2.2 to 1 for all shares to a ratio of 2.0 to 1 for preferred stock and 1.8 to 1 for common stock, which triggered a new change in the measurement date for the purchase price determination. The transaction will be accounted for under the purchase method of accounting in accordance with APB 16. The Company engaged a third party to determine the purchase price allocation of the intangible assets acquired. The allocation of the total purchase price is as follows:

                                                                     PERIOD OF
                                                                    AMORTIZATION
                                                       AMOUNT         IN YEARS
                                                     -----------    ------------
ALLOCATION:
Current assets....................................   $   722,071
Other non-current assets..........................       461,163
Current liabilities...............................    (4,387,921)
Long-term debt....................................    (2,526,270)
Assembled workforce...............................       330,000         3
Technology........................................     1,310,000         3
Customer List.....................................       770,000         2
Trademarks........................................     4,210,000         5
Goodwill..........................................    13,845,771         5
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

Inventory consists of the following:

                                                            JUNE 30,
                                                 -------------------------------
                                                    2000                 1999
                                                 ----------           ----------
Components ...........................           $  578,649           $1,155,981
  Work-in-process ....................                8,008               44,947
  Finished goods .....................              160,888              367,220
                                                 ----------           ----------
                                                 $  747,545           $1,568,148
                                                 ==========           ==========

c. Furniture and Equipment

Furniture and equipment consists primarily of computer equipment and office furniture. Furniture and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Furniture and equipment at June 30 consists of the following:

                                                USEFUL
                                                 LIFE        2000        1999
                                                -------    --------    --------
Furniture, fixtures and office equipment.....   3 years    $562,487    $295,566
Software.....................................   3 years     188,981     200,495
Leasehold improvements.......................   2 years      63,807      53,293
                                                -------    --------    --------
                                                            815,275     549,354
Less -- Accumulated depreciation.............              (282,379)    (74,576)
                                                           --------    --------
                                                           $532,896    $474,778
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

The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. The Company does not anticipate any material impact from the adoption of SAB No. 101 on its future results of operations and financial position. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a cumulative effect of change in accounting principle as of April 1, 2001.

i. Research and Development

In accordance with SFAS No. 86, Accounting for the costs of computer software to be sold, leased or otherwise marketed, the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a working model.

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

                                             ACCOUNTS RECEIVABLE
                                               OUTSTANDING AT
                                                  JUNE 30,             SALES
                                             -------------------    -----------
                                              2000       1999       2000   1999
                                             ------   ----------    ----   ----
Customer #1...............................    $ --     $441,000      14%    26%
Customer #2...............................      --           --       2%    19%
Customer #3...............................      --      930,000       2%    15%

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The

                             EBIZ ENTERPRISES, INC.

Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

s. Website Development Costs.

On March 16, 2000 the Emerging Issues Task Force released EITF 00-02 Accounting for Website Development Costs effective for website development costs incurred for fiscal quarters beginning after June 30, 2000, earlier application is acceptable. The Company adopted EITF 00-2 effective upon its release. EITF 00-2 requires certain website development costs to be expensed and others to be capitalized. The Company capitalized website development costs of $12,000 and $68,000 and expensed $223,000 and $152,000 during the years ended June 30, 2000 and 1999, respectively, in accordance with EITF 00-2. The Company amortizes website development costs that have been capitalized over 3 years.

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

The components of the provision for (benefit from) income taxes consist of the following:

                                                                  2000     1999
                                                                  ----     ----
Current income taxes:
  Federal.....................................................    $ --     $ --
  State.......................................................      --       --
Deferred income taxes:
  Federal.....................................................      --       --
  State.......................................................      --       --
                                                                  ----     ----
          Total provision for (benefit from) income taxes.....    $ --     $ --
                                                                  ====     ====

The components of the deferred tax accounts as of June 30, 2000 and 1999, consist of the following:

                                                       2000            1999
                                                    -----------     -----------
Current deferred tax assets (liabilities):
Reserves and other accruals ....................    $    32,809     $    19,305
Valuation Allowance ............................        (32,809)        (19,305)
                                                    -----------     -----------
     Total current deferred tax assets
       (liabilities) ...........................             --              --
                                                    -----------     -----------
Long-term deferred tax assets (liabilities):
Amortization of goodwill .......................          9,152              --
Net operating loss carry forward ...............      4,960,000       1,400,000
Valuation allowance ............................     (4,969,152)     (1,400,000)
                                                    -----------     -----------
     Total non-current deferred tax assets
       (liabilities) ...........................             --              --
                                                    -----------     -----------
Net deferred tax asset (liability) .............    $        --     $        --
                                                    ===========     ===========

A reconciliation of the federal statutory rate to the Company's effective tax rate for the years ended June 30 are as follows:

                                                                2000      1999
                                                                ----      ----
Statutory federal rate.......................................    (34)%     (34)%
State taxes, net of federal benefit..........................     (6)       (6)
Change in valuation allowance................................     40        40
                                                                ----      ----
          Total..............................................     --%       --%
                                                                ====      ====

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

As of June 30, 2000 the following groups of warrants were outstanding:

EXPIRATION DATE                                   EXERCISE PRICE   COMMON SHARES
---------------                                   --------------   -------------
December 10, 2000..............................    $2.10-$3.00         86,664
February 28, 2002..............................       $7.20             9,086
December 1, 2003...............................    $3.00-$8.25        230,000
August 22, 2004................................    $6.32-$8.62        250,000

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

f. Common Stock Issued for Advertising

In January, 2000 the Company entered into a Premier Advertiser Agreement with CNET, Inc. Under the agreement, the Company became a part of CNET's Premier Advertiser program for CNET's Linux Center and received advertising for, and links to, the Company's Web site, TheLinuxStore.com. The term of the agreement is through February 2001, subject to earlier termination. The Company is required to purchase a minimum of $2 million of advertising under the agreement during its stated term. Additionally, the Company paid an integration fee equal to $1.2 million by issuing 240,000 shares of its common stock to CNET, Inc. valued at the fair value of $5.00 per share on the date of the agreement. This integration fee has been recorded as prepaid advertising and is being amortized over the term of the agreement. The advertising on the CNET Linux Center began in February, 2000. The 240,000 shares of common stock issued are redeemable at the discretion of the holder within one year of the signing of the agreement which is reflected in the accompanying balance sheet as redeemable common stock.

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

g. Private Placement of Common Stock

On March 31, 2000, the Company entered into a Securities Purchase Agreement with two persons, who had no prior relationship with the Company (the Purchasers). The agreement provided for the purchase of 2.5 million shares of the Company's common stock at a price of $2.00 per share (subject to adjustment as described in the Securities Purchase Agreement). The $2.00 per share price was based on numerous factors including the size of the investment, the restrictions on the resale of the stock, the current status of the Company's financing requirements and the Company's prospects at the time of the issuance. An additional factor related to the agreement and the pricing of the stock was that the Purchasers were to also facilitate a strategic relationship with an approved Asian manufacturer on behalf of the Company. The purchase

                             EBIZ ENTERPRISES, INC.

agreement provided that the price of the stock be adjusted to $3.00 per share in the event the note (described below) was not timely paid or if a manufacturing agreement acceptable to the Company was not consummated.

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

h. Stock Option Plan

In November 1998, the Company adopted the CPU MicroMart 1998 Equity Incentive Plan (Plan). The Plan will terminate 10 years after the effective date. The Plan authorizes awards of incentive stock options to employees and non-qualified stock options to officers, directors, employees, and consultants of the Company. A total of 1,000,000 shares of common stock was reserved for issuance under the Plan. The Plan is administered by a committee appointed by the Board who have the exclusive authority to administer and interpret the Plan. The committee has the power to, among other things, designate participants, determine types of awards to be granted and the price, timing, terms and duration of awards.

The Company accounts for its stock option plan under APB Opinion No. 25, under which no compensation cost has been recognized in fiscal 2000 and 1999, respectively.

A summary of the status of all the Company's stock options at June 30, 2000 and 1999 and changes during the years then ended is presented in the following table and narrative below:

                                             2000                   1999
                                      -------------------    -------------------
                                           WEIGHTED               WEIGHTED
                                       AVERAGE EXERCISE       AVERAGE EXERCISE
                                      -------------------    -------------------
                                      OPTIONS       PRICE    OPTIONS       PRICE
                                      --------      -----    --------      -----
Outstanding at beginning of year...    663,000      $1.96          --      $  --
  Granted..........................    533,000       2.77     663,000       1.96
  Exercised........................   (101,500)      1.00          --         --
  Canceled.........................   (347,500)      1.35          --         --
                                      --------      -----    --------      -----
Outstanding at end of year.........    747,000      $2.94     663,000      $1.96
                                      ========      =====    ========      =====
Exercisable at end of year.........    169,940      $3.59     140,000      $1.28
                                      ========      =====    ========      =====
Weighted average fair value per
  share of options granted.........                 $1.93                  $1.29
                                                    =====                  =====

                             EBIZ ENTERPRISES, INC.

Options outstanding and exercisable by price range as of June 30, 2000:

                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                   ------------------------------------   ----------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED                 WEIGHTED
    RANGE OF                      REMAINING    AVERAGE                  AVERAGE
    EXERCISE         OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
     PRICES        OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
-----------------  -----------   -----------   --------   -----------   --------
$2.25............    416,000         9.09       $1.76        78,220      $1.32
$3.00 -- 3.75....    298,000         9.33        3.63        61,000       3.69
$4.88 -- 5.50....     33,000         8.58        4.93        30,720       4.89
                     -------         ----       -----       -------      -----
                     747,000         9.16        2.94       169,940       3.57

The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                        JUNE 30,      JUNE 30,
                                                          2000          1999
                                                       ----------    ----------
Net loss:
  As reported ......................................   $  (10,121)   $   (1,954)
  Pro forma ........................................      (11,006)       (2,098)
Loss per common and common share equivalent:
  As reported -- basic and diluted .................        (1.32)         (.29)
  Pro forma -- basic and diluted ...................        (1.43)         (.31)

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

9. ACQUISITION OF INFOMAGIC, INC.

On March 31, 2000, the Company acquired all of the issued and outstanding common stock of InfoMagic, Inc. (InfoMagic), which distributes open source and low cost software products with its principal emphasis in Linux software through its Website, www.InfoMagic.com and selected distributors. The Company issued 200,000 shares of its common stock valued at a fair market value of $3.50 per share to the shareholders of InfoMagic, for total consideration of $700,000. In addition to the acquisition of assets and the assumption of liabilities, the Company acquired InfoMagic's customer base of clients. This acquisition has been accounted for under the purchase method of accounting in accordance with APB16. The purchase price in excess of the fair value of assets acquired and liabilities assumed of InfoMagic of approximately $686,000 has been recorded as goodwill and is being amortized over three years (see Note 2).

The fair value of the assets acquired was allocated as follows:

Net assets acquired.................................................   $ 13,641
Goodwill............................................................    686,359
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

                                                        2000           1999
                                                    ------------    -----------
Net sales........................................   $ 12,888,966    $17,018,281
Net loss.........................................    (10,096,334)    (1,994,529)
Income per basic and diluted share...............          (1.28)         (0.28)

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

11. SUBSEQUENT EVENT

The Company entered into an exclusive marketing alliance with UserFriendly on September 20, 2000 for a period of twelve months. Under the terms of the agreement, UserFriendly provides advertising services on its website and a direct link to Ebiz's website, TheLinuxStore.com, where all purchase transactions are made by customers. Under the terms of the agreement, Ebiz is to pay UserFriendly a fixed monthly advertising fee and a percentage of the gross margin recorded by Ebiz for sales to customers coming through the direct connection between the web sites. These payments will be recorded as advertising and commission expenses, respectively. No revenue generating transactions or advertising had occurred under the terms of the Agreement as of September 30, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 17, 2001 our principal independent accountant, Arthur Andersen (AA), resigned. AA issued a qualified opinion for our fiscal year 2000 financial statements, the last completed year for which AA rendered an opinion for us. There was no disagreement with AA which precipitated its resignation, and AA provided no reason or explanation for its resignation.

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
Chief Financial
Officer

----------
(1)  Mr. Rassas served as CEO from 1999 until October 2000.
(2)  Mr. Shaw served as CEO from October 2000 until October 2001.

STOCK OPTION PLAN

Our Board of Directors adopted, and our shareholders approved, effective December 1998, the 1998 Equity Incentive Plan (the PLAN). In December 2000, the Board of Directors amended the Plan to increase the number of shares of our common stock available under the Plan. The purpose of the Plan is to promote the interests of our company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of our business depends. A further purpose of the Plan is to align the personal interests of such persons with the interests of our shareholders through equity participation in our growth and success. The Plan provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 12,000,000 shares of our common stock. Our bankruptcy filing has stayed the enforcement by an option holder of the terms of any unexercised option grant. The effect of this is that no unexercised option can now be exercised unless the bankruptcy court directs otherwise. As of June 30, 2001, a total of 12,048,368 stock options were outstanding of which 8,250,353 were vested under the Plan. A total of 101,500 options to purchase shares under the Plan have been exercised.

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

----------
(1) Each executive officer has two distinct performance levels. If both performance levels are achieved the executive officer would earn the total bonus amount indicated. One performance level may be achieved independent of the other and therefore the bonus paid to the executive officer may, in fact, be less than the total set forth.
(2) The exercise price, duration, terms and conditions of each stock option grant is determined by the Board of Directors as set forth in the First Amended and Restated Ebiz 1998 Equity Incentive Plan

Absent a directive from the bankruptcy court to the contrary, our bankruptcy filing has stayed the enforcement of these employment contracts, and those executives who were parties to the employment agreements are now employed on an at-will basis.

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
(persons)

----------
* All shareholders who are shown to have aggregate beneficial ownership of 14,474,129 shares of common stock are parties to that Shareholder Voting Agreement and Proxy dated December 28, 2000 (the Shareholder Agreement) through which each shareholder who is a party to the Shareholder Agreement has shared voting power of all shares owned by all other shareholders to such agreement. The Shareholder Agreement is effective for two years and Jeffrey Rassas, Dave Shaw, Bruce Parsons and Steve Shadle have been appointed proxies to vote the shares in accordance with provisions of the Shareholder Agreement. The total beneficial ownership represented by the Shareholder Agreement is 14,474,129 shares which is 42.49% of the outstanding shares of common stock.
(1) Based upon 34,062,328 shares of common stock outstanding as of October 31, 2001.
(2)  Includes 4,000,000 shares for which shareholder has sole dispositive power.
(3) Includes, 22,025 shares for which shareholder has shared dispositive power, 5,400 shares owned by spouse, Virginia Lane, and 2,176,000 shares held beneficially through MV3LP, LLLP.
(4) Includes, 1,485,002 shares of which shareholder has sole dispositive power, 110,443 shares held beneficially through the Stephen P. & Roberta G. Shadle Trust and 22,081 shares held beneficially through Westover 401(k).
(5) Includes 1,628,212 shares held beneficially through Hayjour Family Limited Partnership.
(6) Includes 1,628,212 shares held beneficially through Hayjour Family Limited Partnership.
(7) Includes 1,018,212 shares held beneficially through Kona Investments Limited Partnership.
(8) Includes 4,746 shares for which shareholder has shared dispositive power, 3,476 shares owned by spouse, Marian Shaw, and 1,188,000 shares held beneficially through Bomar Shaw Family Trust.
(9) Includes 1,676 shares received as compensation, 50,191 shares owned by spouse, David S. Shaw, and 1,188,000 shares held beneficially through Bomar Shaw Family Trust.
(10) Includes 722,903 shares for which shareholder has sole dispositive power.
(11) Includes 706,869 shares for which shareholder has sole dispositive power.
(12) Includes 639,021 shares for which shareholder has sole dispositive power.
(13) Includes 355,666 shares for which shareholder has sole dispositive power.
(14) Includes 288,780 shares for which shareholder has sole dispositive power.
(15) Includes 91,655 shares for which shareholder has sole dispositive power.
(16) Includes 1,188,000 shares for which shareholder has shared dispositive power.
(17) Includes 2,176,000 shares for which shareholder has shared dispositive power.
(18) Includes 1,628,212 shares for which shareholder has shared dispositive power.
(19) Includes 1,018,212 shares for which shareholder has shared dispositive power.
(20) Includes 110,443 shares for which shareholder has shared dispositive power.
(21) Includes 4,576,744 shares for which shareholder has sole dispositive power.
(22) Includes 10,543 shares for which shareholder has sole dispositive power.

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

In early April 2001, we negotiated a revolving line of credit with Canopy in the amount of $1,000,000 with interest accruing at 10% per annum and a maturity of October 5, 2001. The purpose of the line of credit was to facilitate the manufacture and assembly of computer clusters for LinuxNetworX, Inc. (LNXI) customers pursuant to purchase orders received from LNXI. All of the balance has been paid as of July 2001 from the proceeds of payments on invoices made by LNXI customers and the line of credit has been terminated.

JBSI ACQUISITION. In January 2001 we acquired JBSI under an agreement and plan of merger whereby a newly created and wholly-owned subsidiary of ours was merged into JBSI. By way of the agreement and plan of merger, shareholders of JBSI and those with options to acquire shares of JBSI common stock received shares of our common stock and options to acquire shares of our common stock, respectively. In addition, employment agreements were executed between us and several people in the company, four of which were formerly with JBSI. Therefore, as a result of the agreement and plan of merger Bruce Parsons, President and Chief Executive Officer, holds a beneficial interest in 722,903 shares of our common stock which were received under the agreement and plan of merger and options to purchase an additional 478,178 shares of our common stock at various prices. The option to purchase 278,178 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 200,000 shares of our common stock was granted to Mr. Parsons per his employment agreement. Mike Colesante, COO, directly holds 91,655 shares of our common stock and options to acquire 378,250 shares of our common stock. The option to purchase 278,250 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Colesante per his employment agreement. Don Young, director of engineering, holds a direct interest in 355,666 shares of our common stock and options to purchase 377,057 shares of our common stock. The option to purchase 277,057 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Young per his employment agreement. Nick Futter, director of sales, holds a direct interest in 639,021 shares of our common stock and options to purchase 378,072 shares of our common stock. The option to purchase 278,072 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Futter per his employment agreement. Stephen P. Shadle holds a direct interest in 1,485,002 shares of our common stock and an option to purchase 267,000 shares of our common stock. The Stephen P. and Roberta G. Shadle Trust holds a direct interest in 110,443 shares of our common stock. The Steve Shadle Westover 401(k) holds a direct interest in 22,081 shares of our common stock. Scott Shadle holds a direct interest in 706,869 shares of our common stock and an option to purchase 270,507 shares of our common stock. Dave Colesante holds a direct interest in 288,780 shares of our common stock and an option to purchase 278,375 shares of our common stock. As a result of our bankruptcy filing, the employment contracts may not be enforced against us under their original terms. All of those individuals who were parties to those employment contracts that are currently employed with us are employed on an at-will basis. In addition, all unexercised options granted to those individuals may no longer enforceable in accordance with their original terms because of our bankruptcy, unless otherwise directed by the bankruptcy court.

CALDERA TRANSACTION. In September 2000 we purchased assets of the Electronic Linux Marketplace (ELM) from Caldera for 1 million shares of our common stock. Immediately thereafter, we transferred the ELM assets into the newly formed and wholly owned subsidiary partnerAxis. The ELM was to provide both buyers and sellers a Web enabled forum for exchanging information about Linux products and services. Through partnerAxis the intent is to introduce innovative Linux-based technology to the market through an internet-based channel infrastructure. The system is to be a first-of-its-kind internet site with a comprehensive database of Linux-based solutions and services. As part of the transaction, Caldera also purchased 3 million additional shares of our common stock for $3 million. The proceeds of the stock sale were to be used for development of the ELM assets. In April 2001, we sold partnerAxis to BySynergy.

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

3.4(1) Certificate of Designation / Resolution of Designation - Series A 10% convertible Preferred Stock

3.5(1)    Bylaws

10.1(1) Office Building Lease, dated April 16, 1999, between Ebiz and Van Wagner Properties

10.2(1)   1998 Equity Incentive Plan, Effective December 23, 1998

10.3(1) Securities Purchase Agreement dated as of August 25, 1999, by and between JEM Ventures Ebiz, LLC (JEM) and Ebiz.

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

10.6(1) Registration Rights Agreement, dated as of August 25, 1999, by and between Ebiz and JEM, LLC

10.7(2)   OEM Agreement between Corel Corporation and Ebiz, dated September 13,
          1999

10.8(3) Stock Exchange Agreement dated March 22, 2000, between Ebiz, InfoMagic, Inc. and Joel and Kim Goldberg

10.9(3) Registration Rights Agreement dated March 22, 2000, between Ebiz and Joel and Kim Goldberg

10.10(3) Purchase and Sale Agreement, dated September 15, 2000, between Ebiz and Caldera Systems, Inc. (CALDERA)

10.11(3) Investor Rights Agreement, dated September 15, 2000, between Ebiz and Caldera

10.12(3) Use Restriction Agreement, dated September 15, 2000, between Ebiz and Caldera

10.13(3) Shareholder Voting Agreement and Proxy, dated September 15, 2000, between Ebiz and Caldera

10.14(3) Agreement and Plan of Merger, dated August 7, 2000, between Ebiz, LinuxMall.com, Inc. (LINUXMALL) and LinuxMall Acquisition, Inc. (MERGER SUB)

10.15(3) First Amendment to Agreement and Plan of Merger, dated October 3, 2000, between Ebiz, LinuxMall and Merger Sub

10.16(3) Registration Rights Agreement, dated October 5, 2000 between Ebiz, LinuxMall and Merger Sub

10.17(4) Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Jeffrey J. Rassas

10.18(4) Shareholder Voting Agreement and Proxy, dated October 5, 2000 by Stephen C. Herman

10.19(4)  Compensation Agreement, dated October 5, 2000, between Ebiz and
          LinuxMall

10.20(5) Agreement and Plan of Merger, dated November 17, 2000, between Ebiz, JBSI and JBSI Acquisition, Inc. (JBSI ACQUISITION)

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

                                       EBIZ ENTERPRISES, INC.


Dated: April 5, 2002                   By /s/ Bruce Parsons
                                          --------------------------------------
                                          Bruce Parsons, Chief Executive Officer


                                       BOARD OF DIRECTORS


Dated: April 5, 2002                   By /s/ Jeffrey I. Rassas
                                          --------------------------------------
                                          Jeffrey I. Rassas


Dated: April 5, 2002                   By /s/ Dave Shaw
                                          --------------------------------------
                                          Dave Shaw


Dated: April 5, 2002                   By /s/ Mark Bolzern
                                          --------------------------------------
                                          Mark Bolzern