Form 10QSB
period 2002-03-31
EBIZ ENTERPRISES INC
filed 2002-05-16
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Yes [X] No [ ]

The number of shares of the issuer's common equity outstanding as of April 30, 2002 was 34,062,328 shares of common stock, par value $.001.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [ ] No [X]

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                TABLE OF CONTENTS

                                     PART I                                PAGE
                              FINANCIAL INFORMATION                       NUMBER

Item 1.  Financial Statements ..........................................     3
         Consolidated Balance Sheets
           March 31, 2002 (unaudited) and June 30, 2001 ................     3
         Consolidated Statements of Operations
           For the Three and Nine Months Ended March 31, 2002
           (unaudited) and 2001 (unaudited) ............................     4
         Consolidated Statements of Cash Flows
           For the Nine Months Ended March 31, 2002 (unaudited)
           and 2001 (unaudited) ........................................     5
         Notes to the Financial Statements .............................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................     7

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    10

Item 2.  Changes in Securities and Use of Proceeds .....................    10

Item 6.  Exhibits and Reports on Form 8-K ..............................    10


SIGNATURES..............................................................    12

                             EBIZ ENTERPRISES, INC.

                           Consolidated Balance Sheets
                  March 31, 2002 (Unaudited) and June 30, 2001

                                                                               March 31,          June 30,
                                                                                  2002              2001
                                                                              ------------      ------------
                                   ASSETS                                     (Unaudited)
Current Assets:
  Cash                                                                        $     53,937      $    557,894
  Accounts receivable, net of allowance for doubtful accounts of $489,155
  and $1,085,815 at March 31, 2002 and June 30, 2001, respectively                 738,761         1,958,486
  Inventory, net                                                                    85,219           999,365
  Prepaid expenses and other current assets                                        229,990           179,543
                                                                              ------------      ------------
             Total current assets                                                1,107,907         3,695,288

Property and Equipment, net                                                        734,643         1,183,361
Deferred Loan Fees, net                                                             37,808            52,443
Restricted cash (Note 2)                                                                --           258,879
Goodwill, net                                                                    2,832,230         2,832,230
Other Assets                                                                        67,568            69,557
                                                                              ------------      ------------
                                                                              $  4,780,156      $  8,091,758
                                                                              ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                            $  2,014,509      $  9,499,695
  Accrued expenses                                                                 564,985         2,383,609
  Notes payable                                                                         --         4,722,873
  Related party notes payable                                                      187,289         2,330,986
  Convertible Debenture, net of discount                                                --         2,889,579
                                                                              ------------      ------------
                         Total current liabilities                               2,766,783        21,826,742

Notes payable                                                                           --           486,812
Convertible Debenture, net of discount                                             597,214                --
Liabilities Subject to Compromise                                               18,492,329                --
                                                                              ------------      ------------
                           Total liabilities                                    21,856,326        22,313,554

Commitments and Contingencies                                                           --                --
Stockholders' Equity (Deficit):
  Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; 7,590 shares issued and outstanding at March 31, 2002 and June 30, 2001, respectively; liquidation value $100 per share
                                                                                   366,737           366,737
  Common stock; $0.001 par value; 70,000,000 shares authorized;
  34,062,328 shares issued and outstanding at March 31, 2002
  and June 30, 2001, respectively                                                   34,063            34,063
  Additional paid-in capital                                                    46,715,220        46,715,220
  Accumulated deficit                                                          (64,192,190)      (61,337,816)
                                                                              ------------      ------------
             Total stockholders' equity (deficit)                              (17,076,170)      (14,221,796)
                                                                              ------------      ------------
                                                                              $  4,780,156      $  8,091,758
                                                                              ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             EBIZ ENTERPRISES, INC.

                      Consolidated Statements of Operations
          For the Three and Nine Months Ended March 31, 2002 and 2001
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                MARCH 31,                        MARCH 31,
                                                     -----------------------------     -----------------------------
                                                         2002             2001             2002            2001
                                                     ------------     ------------     ------------     ------------
                                                              (Unaudited)                      (Unaudited)
Net Revenue                                          $  2,535,978     $  8,417,852     $  6,200,710     $ 14,007,310
Cost of Sales                                           2,167,353        7,251,474        5,275,317       11,835,018
                                                     ------------     ------------     ------------     ------------
      Gross profit                                        368,625        1,166,378          925,393        2,172,292

Selling, General and Administrative Expenses              818,146        3,979,104        3,023,779        7,493,848
Depreciation and Amortization                             113,357        2,440,848          466,471        4,209,050
Provisions (Recovery) for Doubtful Accounts              (302,992)          58,946         (272,992)         176,439
Loss on sale of partnerAxis                                    --        3,542,584               --        3,542,584
                                                     ------------     ------------     ------------     ------------
    Loss from Operations                                 (259,886)      (8,855,104)      (2,291,865)     (13,249,629)

Other Income (Expense):
    Interest Expense                                     (150,417)      (1,152,159)        (547,905)      (4,355,987)
    Interest  & Other income                                  440           34,248            4,371          172,522
                                                     ------------     ------------     ------------     ------------
Net loss                                                 (409,863)      (9,973,015)      (2,835,399)     (17,433,094)
Dividends on preferred stock                                   --          (18,975)         (18,975)         (56,925)
                                                     ------------     ------------     ------------     ------------
Net Loss Attributable To Common Stockholders         $   (409,863)    $ (9,991,990)    $ (2,854,374)    $(17,490,019)
                                                     ============     ============     ============     ============

Net Loss Per Common Share, Basic and Diluted         $      (0.01)    $      (0.30)    $      (0.08)    $      (0.83)
                                                     ============     ============     ============     ============

Weighted Average Common Shares: Basic and Diluted      34,062,328       33,161,240       34,062,328       21,199,733
                                                     ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              EBIZ ENTERPRISES, INC

                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------
                                                                                       2002           2001
                                                                                   -----------     -----------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          (2,835,399)    (17,433,094)
  Adjustments to reconcile net loss to net cash used
  in operating activities-
    Depreciation and amortization                                                      466,471       4,209,050
    Loss on sale of partnerAxis                                                             --       3,612,171
    Stock exchanged for services                                                            --          54,923
    Warrants issued to debt holders                                                         --       1,308,077
    Interest costs of Beneficial Conversion Feature                                         --       1,679,202
    Amortization of discount and loan fees                                             151,759         675,620
    Accrued Interest added to principle balance                                        433,841              --
    Accounts Payable converted to debt                                                 630,168              --
    Changes in assets and liabilities:
      Accounts receivable                                                            1,219,725           3,645
      Inventory                                                                        914,146         (44,295)
      Prepaid expenses and other assets                                                (48,458)       (328,606)
      Accounts payable, post petition                                                  (63,466)       (589,350)
      Accrued expenses, post petition                                                 (108,559)       (395,147)
                                                                                   -----------     -----------
           Net cash provided (used) in operating activities                            760,228      (7,247,804)
                                                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES: (net of effect of business acquisitions):
  Cash from Business acquisition                                                            --         128,355
  Increase in other assets                                                                  --         (11,171)
  Purchase of furniture, fixtures, intellectual property and equipment,net             (17,753)       (704,958)
                                                                                   -----------     -----------
               Net cash used in investing activities                                   (17,753)       (587,774)
                                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES: (net of effect of business acquisitions):
  Net (repayments)  borrowings under  line of credit, pre petition                  (1,764,243)        995,776
  Borrowings under secured convertible note, post petition                             591,000       1,500,000
  Repayments under Related parties notes payable, pre-petiton                          (23,585)             --
  Repayments under Related parties notes payable, post petition                       (293,937)             --
  Principal repayments of notes payable, pre-petition                                  (14,546)       (105,047)
  Transfer from/(to) restricted cash (non-current), net                                258,879       2,394,608
  Sale of stock, net of expenses                                                            --       3,000,000
                                                                                   -----------     -----------
               Net cash provided (used) by financing activities                     (1,246,432)      7,785,337
                                                                                   -----------     -----------
  Net increase (decrease) in cash                                                     (503,957)        (50,241)
  Cash, beginning of year                                                              557,894          50,997
                                                                                   -----------     -----------
  Cash, end of year                                                                     53,937             756
                                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                         $    23,556     $   140,227

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Dividends accrued on preferred stock                                             $    18,975     $    56,925
  Beneficial Conversion Feature on Convertible Debenture                           $        --     $ 1,679,202
  Issuance of warrants to Debenture holder                                         $        --     $ 1,363,496
  Conversion of debt and related interest to common stock                          $        --     $ 2,147,705
  Accrued interest added to principle of Debt                                      $   570,965     $        --
  Account Payable converted to debt                                                $   630,204     $        --
  Issuance of common stock for business acquisition                                $        --     $22,372,546
  Issuance of common stock for furniture, equipment and intangible assets          $        --     $ 3,400,000
  Issuance of options for cunsulting services                                      $        --     $    54,923
  Issuance of stock for intangible assets                                          $        --     $ 2,759,250

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDING MARCH 31, 2002 AND 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ending March 31, 2002 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001.

LOSS PER SHARE

Basic loss per share of common stock was computed by dividing the net loss by the weighted average number of shares outstanding of common stock.

Diluted earnings per share are computed based on the weighted average number of shares of common stock and dilutive securities outstanding during the period. Dilutive securities are options and warrants that are freely exercisable into common stock at less than the prevailing market price. Dilutive securities are not included in the weighted average number of shares when inclusion would increase the earnings per share or decrease the loss per share.

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise consist of the following:

Accounts payable                                       $ 7,421,720
Accrued expenses                                         1,729,040
Notes payable                                            1,576,218
Notes payable - related party                            4,738,450
Convertible debentures                                   3,026,901
                                                       -----------
                                                       $18,492,329
                                                       ===========

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained significant losses from operations and has a working capital deficit of approximately $1,658,876 as of March 31, 2002.

The above conditions indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

(2) RECENT DEVELOPMENTS

POST-PETITION CAPITAL RAISE . Through the efforts of our financial advisor, First Financial Equity Corporation ("FFEC"), we completed the issuance of secured debt instruments with a total principal balance of $591,000 in January and February 2002 for which we received $523,809 of proceeds after expenses and fees. To secure payment and our performance of our obligations, we granted a security interest in our assets to the holders of the secured debt instruments which mature on May 1, 2008. The proceeds from this capital raise have been used for working capital support, making debt payments, recruiting key employees, product development and product marketing. This additional capital provided some temporary relief for our continuing cash flow demands. Even with this post-petition financing transaction, we have a need for additional capital and are continuing our efforts to locate and raise additional capital.

(3) SUBSEQUENT EVENTS

PLAN OF REORGANIZATION APPROVAL. On April 11, 2002 the bankruptcy court confirmed our amended joint plan of reorganization (the "Plan") which we had originally filed on January 4, 2002 along with our wholly-owned subsidiary, Jones Business Systems, Inc. ("JBSI"). A summary of the principal provisions of the Plan are as follows:

     * The effective date of the Plan is thirty (30) days following the date all orders necessary for confirmation of the Plan become final orders (the "Effective Date"). The Effective Date is anticipated to be May 21, 2002. On the Effective Date, all of the assets and business operations of JBSI will be transferred to the parent entity, EBIZ, which shall become the reorganized, surviving entity ("New Company"), and JBSI shall be dissolved and cease to exist. Thereafter, all purchases, manufacturing, sales and other business operations will be conducted as one company.

     * Obligations to secured creditors are to be paid in full with interest. Long-term periodic payments will be made to secured creditors until full payment has been made.

     * Upon the Effective Date, the general unsecured creditors will share pro rata in a pool of securities consisting of (i) 660,000 shares of common stock in New Company, par value $0.001 ("New Common Stock") and
          (ii) warrants to purchase 220,000 shares of New Common Stock (each an "Unsecured Creditors Warrant"). The terms of the Unsecured Creditors Warrants will provide for a two-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued directly to the general unsecured creditors and from exercise of the Unsecured Creditors Warrants (assuming exercise of all Unsecured Creditors Warrants) equals approximately 9.46% of the New Common Stock that may be issued under the Plan. In addition, each general unsecured creditor will receive equal quarterly payments over a two year period, beginning on the date that is three months after the Effective Date, which aggregate 7% of such general unsecured creditor's allowed claim.

     * On the Effective Date, all outstanding shares of preferred stock and common stock of the Company will be cancelled. Warrants to purchase shares of New Common Stock at $0.65 per share will be issued to the former stockholders (each a "New Warrant") at the rate of one share of New Common Stock for every ten (10) shares of the Company's common stock owned as of the Effective Date. Terms of the New Warrants will provide for a sixty-day exercise period from the Effective Date. For purposes of calculating the exchange for the New Warrants set forth above, the 7,590 outstanding shares of preferred stock of the Company have been converted into 3,220,000 shares of common stock of the Company. The total number of shares of New Common Stock for which the New Warrants may be exercised is 3,728,185. The total amount of New Common Stock issued to preferred and common shareholders of the Company from exercise of the New Warrants (assuming exercise of all New Warrants) equals approximately 40.09% of the New Common Stock that may be issued under the Plan.

     * The Canopy Group, Inc. ("Canopy") has the right, for the period that ends thirty days after the Effective Date, to exchange up to $1,500,000 of its secured debt for shares of New Common Stock. The total number of shares of New Common Stock for which Canopy may make such exchange is 2,538,462. In addition, Canopy will receive on the Effective Date warrants to purchase 253,846 shares of New Common Stock (each a "Canopy/FFEC Warrant"). The terms of the Canopy/FFEC Warrants will provide for a three-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued to Canopy from the exchange of its secured debt and the exercise of the Canopy/FFEC Warrants (assuming Canopy exchanges the entire amount of its secured debt and exercises all of its Canopy/FFEC Warrants) equals approximately 30.02% of the New Common Stock that may be issued under the Plan.

     * During the period ending on the date that is thirty days after the Effective Date, holders of the secured debt instruments totaling $591,000 (each a "DIP Note"), issued through the efforts of our financial advisor FFEC in the post-petition capital raise, may exchange all or part of the debt represented by a DIP Note for (i) shares of New Common Stock at the price of $0.50 per share or (ii) a convertible secured promissory note (each a "New Note") which provides for interest to accrue at various rates until the maturity date which is seven years after the Effective Date. At maturity, all principal and accrued interest will be due. For the period ending on the date that is twenty-four months after the Effective Date, each holder of a New Note may convert the amount of such New Note to shares of New Common Stock at the conversion price of $0.50 per share. The total number of shares of New Common Stock for which the DIP Notes may be exchanged directly for shares or converted through the New Notes for shares is 1,182,000 shares which equals approximately 12.71% of the New Common Stock that may be issued under the Plan. In addition, the agent for the holders of the DIP Notes, which also served as the financial advisor to the Company in the debtor-in-possession financing transaction, will receive 118,200 Canopy/FFEC Warrants which if exercised equals approximately 1.27% of the New Common Stock that may be issued under the Plan.

     * The Transition Management Team will collectively receive 300,000 shares of New Common Stock and warrants to purchase 300,000 shares of New Common Stock (each a "Transition Warrant"). The terms of the Transition Warrants will provide for a one-year exercise period from the Effective Date and an exercise price of $0.65 per share. Fifty percent of the total number of shares of New Common Stock and Transition Warrants will be distributed to members of the Transition Management Team on the Effective Date with the balance distributed on the date that is 90 days after the Effective Date. The total amount of New Common Stock issued directly to the Transition Management Team and from exercise of the New Warrants equals approximately 6.45% of the New Common Stock that may be issued under the Plan.

     * The board of directors of New Company on the Effective Date will consist of Bruce Parsons, up to three designees of Canopy (depending upon the amount of its secured debt that is exchanged for New Common Stock), and up to one designee of FFEC (depending upon the amount of the DIP Notes that are exchanged for New Common Stock ).

     The Plan requires that certain administrative claims be paid on the Effective Date.

     The total outstanding shares of the Company as of the confirmation date of the Plan was 7,590 preferred shares and 34,061,851 common shares. The number of shares of New Common Stock to be issued upon the Effective Date is 810,000, and the total number of shares of New Common Stock that may be issued upon the exercise of all warrants, the conversion of all convertible debt issued under the Plan, and the issuance to the Transition Management Team of the balance of its New Common Stock is 8,490,693. The combined total number of shares of New Common Stock that may be issued under the Plan by all methods is 9,300,693.

     On or near the Effective Date, New Company will adopt provisions of "fresh start accounting," which requires New Company to restate all assets and liabilities to their fair values based upon the provisions of the Plan and certain valuation plans currently underway. No determination of the impact of fresh start accounting on the historical consolidated financial statements has been made.

ASSET BASED LINE OF CREDIT. In May, 2002, we secured an asset based line of credit for $500,000 with Canopy (the "ABL"). The ABL is secured with our assets and those of JBSI, and has a one year term. The liquidity that the ABL provides will assist in our ability to source products and fill orders. Even with the ABL, we have a need for additional capital and are continuing our efforts to locate and raise additional capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events, our plans and expectations, financial projections and performance and acceptance of our products and services in the marketplace. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See Special Note on Forward-Looking Statements below.

OVERVIEW

We entered into the quarter ended March 31, 2001 without a functioning revolving line of credit, which limited our ability to source the product necessary to fill the orders placed by our customers. Since August 2001, when Canopy assumed Finova Capital Corporation's (FINOVA) first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the revolving line of credit (RLOC), we have had access to collected accounts receivable, but this has been insufficient to meet our capital needs. The ABL will provide some temporary relief for our capital needs (see the section caption SUBSEQUENT EVENTS in the NOTES TO FINANCIAL STATEMENTS above for additional discussion of the ABL).

Subsequent to our Chapter 11 filings made on September 7, 2001, we have made considerable reductions in operating expenses, primarily in personnel. Although these reductions will have significant impact on our future operations, it will be necessary to raise additional capital, reestablish the relationships with existing customers, generate new customers, and execute our confirmed plan of reorganization. Our failure to successfully execute on our confirmed plan of reorganization will greatly impact our business.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net revenues for the three months ended March 31, 2002 were $ 2,535,978 compared to $8,417,852 in the three months ended March 31, 2001. The $5,881,874 decrease, 69.9%, from the prior period, was due to a reduction in sales staff, a focus on fewer product lines and the inability to source product to meet the orders placed.

Cost of sales for the three months ended March 31, 2002 was $2,167,353 as compared to $7,251,474, a decrease of $5,084,121 related to the decrease in revenues. The cost of sales percentage decreased to 85.5% of sales, down from 86.1% of sales for the same period in 2001, which resulted in a corresponding gross profit margin increase to 14.5% from 13.9% for the respective periods. The increase reflects a shift to higher profit margin products. The gross profit for the fiscal quarter ended March 31, 2002 was $368,625, a decrease of $797,753 from the fiscal quarter ended March 31, 2001.

Selling, general and administrative expense was $818,146, or 32% of revenue, for the three months ended March 31, 2002 as compared to $3,979,104, or 47% of revenue, for the same period in 2001. The decrease of $3,160,958, or 79.4%, was due to decreases in personnel related costs, travel, marketing and advertisement, professional fees and administrative fees related to a subsidiary, partnerAxis.

Interest expense for the three months ended March 31, 2002 was $150,417 as compared to $1,152,159 for the three months ended March 31, 2001. The decrease of $1,001,742 was principally due to the costs recorded in the prior year for expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy, and the higher interest and amortization expenses related to the Debenture. The decrease can also be attributed to the interest charges allowable under the bankruptcy laws. The Company can only pay interest on debts that are fully secured. The interest and other income of $440 for the three months ended March 31, 2002 as compared to $34,248 for the same period in 2001, was primarily related to the reduction in restricted cash used to pay down the Debenture.

The preceding factors resulted in a net loss attributable to common stockholders of $409,863 or $0.01 per basic and diluted share for the three months ended March 31, 2002 as compared to a net loss attributable to common stockholders of $9,991,990, or $0.30 per basic and diluted share, for the three months ended March 31, 2001.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Net revenues for the nine months ended March 31, 2002 were $6,200,710 compared to $14,007,310 in the nine months ended March 31, 2001. The $7,806,600 decrease, 55.7%, from the prior period, was due to a reduction is sales staff, a focus on fewer product lines and the inability to source product to meet the orders placed by our customers.

Cost of sales for the nine months ended March 31, 2002 was $5,275,317 as compared to $11,835,018, a decrease of $6,559,701 related to the decrease in revenues. The cost of sales percentage increased to 85.1% of sales, up from 84.5% of sales for the same period in 2000, which resulted in a corresponding gross profit margin decrease to 14.9% from 15.5% for the respective periods. The decrease reflects some of the special pricing we afforded customers during the period in an attempt to maintain relationships. The gross profit for the nine months ended March 31, 2002 was $925,393, a decrease of $1,246,899 from the nine months ended March 31, 2001.

Selling, general and administrative expense was $3,023,779, or 49% of revenue, for the nine months ended March 31, 2002 as compared to $7,493,848, or 53% of revenue, for the same period in 2001. The decrease of $4,470,069, or 59.6%, was due to decreases in personnel related costs, travel, marketing and advertisement, professional fees and administrative fees related to a former subsidiary, partnerAxis.

Interest expense for the nine months ended March 31, 2002 was $547,905 as compared to $4,355,987 for the nine months ended March 31, 2001. The decrease of $3,808,082 was principally due to the costs recorded in the prior year for expenses recorded for the warrants issued to the Debenture holder for the release of restricted cash in July 2000, a beneficial conversion feature of $130,000 recorded on the Secured Convertible Promissory Note issued to Canopy, and the higher interest and amortization expenses related to the Debenture. The interest, and other income of $4,371 for the nine months ended March 31, 2002 as compared to $172,522 for the same period in 2001, was primarily related to the reduction in restricted cash used to pay down the Debenture.

The preceding factors resulted in a net loss attributable to common stockholders of $2,854,374 or $0.08 per basic and diluted share for the nine months ended March 31, 2002 as compared to a net loss attributable to common stockholders of $17,490,019, or $0.83 per basic and diluted share, for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash provided in operating activities for the nine months ended March 31, 2002 was $760,228 as compared to $7,249,804 used in the nine months ended March 31, 2001. The operating cash shortage was financed through financing activities discussed below. The primary source of cash resulted from the reduction in accounts receivable and inventory. The reduction in receivables was primarily used to reduce the RLOC.

The net cash used by investing activities during the nine months ending March 31, 2002 was $17,753 as compared to $587,774 for the nine months ended March 31, 2001. The primary use of cash in the nine months Ended March 31, 2001 was for the purchase of assets of a Subsidiary.

The net cash used from financing activities during the nine months ended March 31, 2002 was $1,246,432. Most of the reduction was used to reduce the RLOC, which was terminated on June 30, 2001. From June 30, 2001 until the date that Canopy assumed the RLOC, all collections of accounts receivable were applied to reducing the RLOC.

Even with the transactions set forth above, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words BELIEVES, EXPECTS, ANTICIPATES, INTENDS, FORECASTS, PROJECT, PLANS, ESTIMATES and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB for the fiscal year ended June 30, 2001, including those in the Notes to Consolidated Financial Statements and in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION and DESCRIPTION OF BUSINESS - Factors Affecting Future Performance sections which are incorporated by reference in this Form 10-QSB.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the issuance of $591,000 of secured debt instruments in January and February, 2002, we executed promissory notes payable to each holder of the secured debt instruments and granted to the holders, collectively, a security interest in our assets on an equal basis, dollar for dollar, with the security interest of Canopy. Canopy executed an intercreditor agreement with FFEC, our financial advisor and agent for each holder of the secured debt instruments, to reflect the priorities of their respective security interests. The holders of the secured debt instruments are in the process of subordinating their security interest in our post-petition accounts receivable to the security interest of Canopy under the ABL.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     4.1 Form of Security Agreement and Appointment of Agent for Holders, approved November 14, 2001 and dated January 25, 2002.

     4.2 Form of Promissory Note approved November 14, 2001 and each dated with various dates in January and February, 2002.

     4.3 Form of First Amendment to Security Agreement and Appointment of Agent for Holders.

(B)  REPORTS ON FORM 8-K

     During the quarter ending March 31, 2002, no reports on Form 8-K were filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                       EBIZ ENTERPRISES, INC.


DATED MAY 16, 2002                     BY /s/ BRUCE PARSONS
                                          --------------------------------------
                                          BRUCE PARSONS
                                          CHIEF EXECUTIVE OFFICER