Form 10KSB
period 2002-06-30
EBIZ ENTERPRISES INC
filed 2002-10-15
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________

                         Commission File Number: 0-27721

                             EBIZ ENTERPRISES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  NEVADA                                          84-1075269
    (STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

       13715 MURPHY ROAD, SUITE D
             STAFFORD, TEXAS                                        77477
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (281) 403-8500
                           (ISSUER'S TELEPHONE NUMBER)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ].

     Registrant's revenues for its most recent fiscal year were $8,161,941.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on June 30, 2002 was approximately $33,000.

     The number of shares outstanding of the registrant's classes of common stock, as of September 30, 2002 was 3,235,676.

     Documents incorporated by reference: NONE

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

RECENT DEVELOPMENTS

     BANKRUPTCY COURT CONFIRMATION OF OUR PLAN OF REORGANIZATION. On September 7, 2001 Ebiz and its wholly-owned subsidiary, Jones Business Systems, Inc., a Texas corporation ("JBSI"). filed for Chapter 11 bankruptcy in Phoenix, Arizona. On April 11, 2002 the United States Bankruptcy Court for the District of Arizona in Phoenix, Arizona executed an order confirming the Amended Joint Plan of Reorganization (the "PLAN") for both Ebiz and JBSI. The principal provisions of the Plan are as follows (capitalized terms, not otherwise defined below, have the meaning set forth in the Plan filed as Exhibit 2.2 to our Form 8-K on April 24, 2002):

     * The effective date of the Plan was May 21, 2002 (the "EFFECTIVE DATE"). On the Effective Date, all of the assets and business operations of JBSI were transferred to Ebiz which became the reorganized, surviving entity ("REORGANIZED COMPANY"). JBSI is to be dissolved and cease to exist. We are in the process of implementing the dissolution of JBSI. All purchases, manufacturing, sales and other business operations are being performed by Reorganized Company.

     * As of the Effective Date of May 21, 2002, all outstanding shares of preferred stock and common stock of Ebiz were cancelled. Warrants to purchase shares of common stock in Reorganized Company, par value $0.001 ("NEW COMMON STOCK") at $0.65 per share were issued to the former stockholders (each a "NEW WARRANT") at the approximate rate of one share of New Common Stock for every eleven (11) shares of Ebiz's common stock owned as of the Effective Date. Terms of the New Warrants provided for a sixty-day exercise period from the Effective Date. For purposes of calculating the exchange for the New Warrants set forth above, the 7,590 outstanding shares of preferred stock as of the Effective Date were converted into 3,220,000 shares of common stock. The total number of shares of New Common Stock for which the New Warrants may be exercised is 3,728,185. The total amount of New Common Stock issued to preferred and common shareholders of the Company from exercise of the New Warrants (assuming exercise of all New Warrants) equals approximately 40.09% of the New Common Stock that may be issued under the Plan. Prior to July 20, 2002, the expiration date, 15,589 of the New Warrants were exercised. The remainder of the New Warrants has expired.

     * Obligations to all of our secured creditors are to be paid in full with interest. Long-term periodic payments will be made to our secured creditors until full payment has been made.

     * At the Effective Date, the general unsecured creditors were issued on a pro rata basis based upon the amount of their claims, shares of common stock in Reorganized Company from a pool of securities consisting of (i) 660,000 shares of New Common Stock and (ii) warrants to purchase 220,000 shares of Reorganized Company (each an "UNSECURED CREDITORS WARRANT"). The terms of the Unsecured Creditors Warrants provide for a two-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued directly to the general unsecured creditors and from exercise of the Unsecured Creditors Warrants (assuming exercise of all Unsecured Creditors Warrants) equals approximately 9.46% of the New

          Common Stock that may be issued under the Plan. In addition, each general unsecured creditor will receive equal quarterly payments over a two year period, beginning on the date that is three months after the Effective Date, which aggregate 7% of such general unsecured creditor's allowed claim. The first payments were made effective August 19, 2002.

     * The Canopy Group, Inc. ("CANOPY' ) had the right, for the 30 day period following the Effective Date that ended June 20, 2002, to convert up to $1,500,000 of its secured debt for shares of New Common Stock. For each $500,000 of secured debt that Canopy elected to convert, it could appoint one designee to our Board of Directors. The total number of shares of New Common Stock for which Canopy may make such exchange is 2,538,462. Canopy made the election and converted $1,500,000 of its secured debt for 2,538,462 shares of New Common Stock and appointed three designees to our Board of Directors. In addition, Canopy received on the Effective Date, warrants to purchase 253,846 shares of New Common Stock (each a "CANOPY/FFEC WARRANT"). The terms of the Canopy/FFEC Warrants provide for a three-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued to Canopy from the exchange of its secured debt and the exercise of the Canopy/FFEC Warrants (assuming Canopy exchanges the entire amount of its secured debt and exercises all of its Canopy/FFEC Warrants) equals approximately 30.02% of the New Common Stock that may be issued under the Plan.

     * During the 30 day period following the Effective Date ending June 20, 2002, holders of the secured promissory notes totaling $591,000 (each a "DIP NOTE"), issued as debtor-in-possession financing during the Chapter 11 cases, were permitted to exchange all or part of the debt represented by a DIP Note for (i) shares of New Common Stock at the price of $0.50 per share or (ii) a convertible secured promissory note (each a "NEW NOTE" ) which provides for interest to accrue at various rates until the maturity date which is seven years after the Effective Date. At maturity, all principal and accrued interest will be due. For the period ending on the date that is twenty-four months after the Effective Date, each holder of a New Note may convert the amount of such New Note to shares of New Common Stock at the conversion price of $0.50 per share. The total number of shares of New Common Stock for which the DIP Notes may be exchanged directly for shares or converted through the New Notes for shares is 1,182,000 shares which equals approximately 12.71% of the New Common Stock that may be issued under the Plan. A total of $ 578,500 of the DIP Notes were actually exchanged for New Notes which may be converted into 1,157,000 shares of New Common Stock. In addition, the agent for the holders of the DIP Notes, First Financial Equity Corporation, which also served as our financial advisor in the debtor-in-possession financing transaction, will receive 118,200 Canopy/FFEC Warrants which if exercised equals approximately 1.27% of the New Common Stock that may be issued under the Plan.

     * The Transition Management Team collectively has received 300,000 shares of New Common Stock and warrants to purchase 300,000 shares of New Common Stock (each a "TRANSITION WARRANT"). The terms of the Transition Warrants provide for a one-year exercise period from the Effective Date and an exercise price of $0.65 per share. Fifty percent of the total number of shares of New Common Stock and Transition Warrants were distributed to members of the Transition Management Team on May 21, 2002 with the balance distributed on August 19, 2002. The total amount of New Common Stock issued directly to the Transition Management Team and from exercise of the New Warrants equals approximately 6.45% of the New Common Stock that may be issued under the Plan.

     * Our Board of Directors consists of Bruce Parsons, three designees of Canopy, Dan Baker, Darcy Mott and Allan Smart (as a result of the exchange of Canopy's secured debt for New Common Stock), and up to one designee of FFEC (depending upon the amount of the DIP Notes that are exchanged for New Common Stock ).

     The Plan requires that certain administrative claims be paid on the Effective Date. The amount of administrative claims paid was $42,542.

     The total number of outstanding shares as of the confirmation date of the Plan was 7,590 preferred shares and 34,062,328 common shares. At the Effective Date all outstanding shares of preferred stock and common stock were cancelled, and New Common Stock and warrants were issued pursuant to provisions of the Plan. The number of shares of New Common Stock issued upon the Effective Date was 697,214, and the total number of shares of New Common Stock that may be issued upon the exercise of all warrants, the conversion of all convertible debt issued under the Plan, and the issuance to the Transition Management Team of the balance of its New Common Stock is 8,490,693. As of the Effective Date, the combined total number of shares of New Common Stock that may be issued under the Plan by all methods was 9,300,693. However, only 15,589 of the New Warrants were exercised before their expiration on July 20, 2002, and therefore the total number of shares of New Common Stock that now may be issued under the Plan is 5,588,097.

     As of April 11, 2002, the assets and liabilities of the Company on a historical cost basis were approximately $4,531,737 and $21,910,899, respectively. On or near the Effective Date, we adopted provisions of "fresh start accounting," which required us to restate all assets and liabilities to their fair values based upon the provisions of the Plan and certain valuation plans currently underway. No determination of the impact of fresh start accounting on the historical consolidated financial statements has been made.

     The long-term implementation of our business plan and our company strategies, as well as the achievement of the objectives of those strategies, is dependent upon, among other factors, our ability to successfully execute and fulfill the obligations of our confirmed Plan .

     Following our bankruptcy filing on September 7, 2001 and prior to the confirmation of our Plan on April 11, 2002, we completed various transactions related to the financing of working capital for our ongoing operations.

     On September 13, 2001 we entered into a Stipulation for Use of Cash Collateral ("STIPULATION") with Canopy which allowed us to use 95% of the collections received from pre-petition accounts receivable on which Canopy held a security interest. In exchange for this agreement, we granted to Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to

Canopy which approximates $4,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

     On September 24, 2001 we entered into an Agreement for Secured Line of Credit (the "SECURED LINE") with Caldera Systems, Inc. ("CALDERA"). Under terms of the Secured Line, Caldera provided a $250,000 line of credit to facilitate the purchase of product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit.

     On November 8, 2001 we entered into a Dealer Loan and Security Agreement for Secured Line of Credit (the "DEALER LOAN") with Textron Financial Corporation ("TEXTRON") and an Agreement to Provide Letter of Credit and Financial Accommodations (the "LOC") with Canopy. Under the terms of the Dealer Loan, Textron provided to us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This has provided assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

     Following confirmation of our plan on April 11, 2002, we entered into a line of credit loan agreement with Canopy on May 14, 2002. Under the terms of the agreement borrowings under the line of credit are limited to the lesser of $500,000 or 85% of eligible accounts receivable. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. In an amendment dated September 4, 2002 the total available under the line was increased to $700,000.

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

     We are a developer, provider, and reseller of Linux and Unix based solutions, computer systems, software and accessories for the business computer market. We have developed and operate Linux and Unix centric web site that provide marketing and sales channels for providers of Linux and Unix products and services, technical information and technical support. We also manufacture and market Ebiz branded as well as private label Linux and Unix based systems. Selected products may be sold directly to end user or enterprise customers through our web site or to Value Added Resellers (VARs) through our own sales force. We primarily deliver to market via a channel sales model, however, selected end user or enterprise market segments may be served under a direct sales model where channel VAR's and Resellers may not be an appropriate delivery vehicle.

     PURCHASE AND INVESTMENT WITH CALDERA SYSTEMS, INC . On September 15, 2000, we entered into a Purchase and Sale Agreement with Caldera for the acquisition of all of the intellectual property, technology and certain specified assets related to Caldera's proprietary marketing distribution concept known as Electronic Linux Marketplace. We paid to Caldera 1 million shares of our common stock for the Electronic Linux Marketplace assets which were transferred into a wholly owned subsidiary , partnerAxis, Inc. ("PARTNERAXIS"). We then began further development of the business concept. As part of the transaction, Caldera purchased $3 million of Ebiz common stock in a private transaction. The $3 million proceeds received from Caldera were used to fund partnerAxis, a Web-based B2B entity providing knowledge exchange, Linux product sales, advertising, membership and channel development, all within the Linux marketplace.

     We reached an agreement in principle with Caldera as reflected in a term sheet dated January 2, 2001 regarding modification of the Purchase and Sale Agreement entered into on September 15, 2000. We agreed with Caldera to modify the Purchase and Sale Agreement with regard to the balance of the $3 million proceeds which totaled $2.1 million at that time. Per the term sheet, $1 million would be immediately deposited with an independent escrow agent and the remaining $1.1 million would be deposited with the escrow agent no later than June 30, 2001 (the "ESCROW FUNDS"). Prior to that date, we were entitled to use those funds for purposes other than developing the business plan of partnerAxis, and, in fact, we used $1.1 million of the Escrow Funds for other purposes. Should we have failed to deposit the $1.1 million with the escrow agent by June 30, 2001, we were required to issue to Caldera a warrant to purchase 1 million shares of our common stock at the price per share and on terms and conditions as set forth in the warrant. Additional terms include payment of a 5% royalty on revenues derived from partnerAxis in lieu of issuance of additional shares based on earnings performance. In April 2001 and prior to completion of final documents for the modification, we sold partnerAxis in the transaction described below.

     SALE OF PARTNERAXIS. On April 16, 2001, we completed the sale of partnerAxis to BySynergy, LLC ("BYSYNERGY"), pursuant to a Stock Purchase Agreement dated April 13, 2001. Pursuant to the agreement with BySynergy, BySynergy assumed all of the unperformed obligations we owed to Caldera including the deposit of $1.1 million with the escrow agent by June 30, 2001. The major factors leading to the decision to sell partnerAxis were the costs necessary to operate the subsidiary, approximately $500,000 during the quarter ended March 31, 2001. The disposition relieved us of the requirement of raising additional capital necessary to fund the continued development of partnerAxis until it could begin to produce revenues. But most importantly, the disposition allowed us to focus primarily on our core business of supplying computing solutions to our corporate and channel accounts nationwide.

     ACQUISITION OF LINUXMALL.COM, INC. On October 5, 2000, we completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") by the merger of LinuxMall into a newly formed and wholly owned subsidiary. The price paid was $14.7 million comprised of common stock, options and warrants. As one of the original Linux companies founded in the early 1990's, LinuxMall had developed great appeal with the on-line Linux community and had successfully marketed and sold Linux accessories and small ticket retail products through its websites. Over the course of calendar 2001 and 2002, it became apparent that our web centric retail business model was not producing sales revenue as anticipated. Although reasonably popular with true Linux enthusiasts, commercial interests did not embrace this "low touch" web centric sales model and therefore sale of our higher margin Linux and Unix products and services was not well suited to this medium as a primary go to market strategy. In early 2002, several of the secondary LinuxMall web sites were suspended from operation and the primary LinuxMall web site was placed into a maintenance mode until a final determination could be made as to its relevance and importance to our business following confirmation of our Plan. We have not yet identified how to strategically utilize LinuxMall in our current business plan..

     ACQUISITION OF JONES BUSINESS SYSTEMS, INC. On January 4, 2001, we completed the acquisition of Jones Business Systems, Inc. ("JBSI") by the merger of a newly formed and wholly owned subsidiary into JBSI. Under terms of the transaction, we paid $7.8 million for JBSI comprised of common stock and options. JBSI is a national solutions integrator, white box system builder and service provider. JBSI manufactures the Terian product line of built-to-order computing solutions for its reseller and enterprise partners. Terian systems combine the latest Intel hardware technology with built-to-order flexibility and reliability. JBSI supplies computing products and services to its reseller and enterprise partners nationwide in the Linux, UNIX and Windows 2000 marketplaces and is one of the nation's top distributors of Informix (Nasdaq: IFMX), SCO (Nasdaq: SCOC), Data General (Nasdaq: DATA) and Acer products. Under terms of our Plan, all of the assets and business operations of JBSI were transferred to Ebiz which became the reorganized, surviving entity. We are in the process of implementing the dissolution of JBSI.

     The acquisition strengthened our commitment to the expanding market for specialized servers, also known as appliance servers. Specialized servers are a new generation of single-purpose computer equipment created as a result of rapid Internet growth and the evolution to a thin client architecture. Specialized servers, including web-hosting and database-hosting devices, are used extensively by application service providers (ASPs) and Internet Service Providers (ISPs). We share this space with companies such as Cobalt, Network Engines and Network Appliance. The acquisition was helped to establish us as a primary beneficiary of the migration from Unix to Linux. We have longstanding relationships with many Unix VARs (value added resellers) offering an existing client base for the Company's Linux solutions. The acquisition has further helped to increase the number of VARs providing Linux solutions. Moreover, JBSI had been building and supplying white boxes, products and services to the UNIX community since 1991 and anticipating the rapid growth of the Linux and UNIX marketplaces. JBSI built in-house systems and facilities to handle sales volume of more than $200 million per year. The JBSI acquisition and its Stafford, Texas facility and infrastructure later became the foundation for our post reorganization business model aimed at higher margin value add products and services based upon Linux and Unix technology.

     We address the high-growth markets we target through an integrated business strategy that utilizes our Internet web site intended to appeal to specific market audiences. EBIZENTERPRISES.COM is our primary web site and it serves as a launching point into multiple specialty technology areas that in turn present a very focused story line, such as High Performance Clusters, Terian Servers, Terian Check Point Fire Wall Appliances, as well as Security and Professional Services based upon our Linux and Unix product sets and technical expertise.

     While we believe we have the capability to succeed with our business plan, we are still an early stage company with limited operating history. Our prior years of operations have resulted in losses. Our auditors have qualified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern. As a growing, early stage company, our ability to raise capital as well as increase our sales revenue will be critical to our ability to continue as a going concern. We are also concentrating the focus of our business on utilization of the Linux operating system and away from some of our past fulfillment distribution strategies. We anticipate that because of the focus on Linux and Unix based products, our gross margins will increase and our operating expenses will stabilize. See the sections captioned "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of capital constraints and other risks of our business.

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

     Moreover, we have seen a convergence of the Linux and Unix markets as many traditional Unix users are recognizing the advantages of Linux. Importantly, this factor has opened Linux to a new audience of Unix users that are seeking what Linux offers. We have many longstanding relationships with Unix customers who we expect will embrace Linux for many of their future needs. Our selection of products and solutions will continue to cover both the Linux and the Unix markets. As a result, the Linux-Unix convergence fits neatly into what we expect to offer our clients and prospects.

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

     BUSINESS OBJECTIVES AND STRATEGIES

     Our objective is to deliver Linux-Unix solutions primarily through channel partners who in turn focus on the corporate business marketplace. We intend to achieve this objective by utilizing three primary delivery channels in which we believe we will have strong presence and positioning. These channels are:

     * CHANNEL SALES. Our largest source of revenue and growth is expected to be through our promotion and sale of products and services through channel VAR's and Resellers to the ultimate end user. This approach maximizes our sales leverage and territory coverage while minimizing internal overhead.

     * DIRECT SALES. Our direct sales force is relatively small but highly focused upon higher margin products and services aimed at very specific market segments not well served by our channel partners. A direct sales model is more expensive to operate but it permits greater control and pin point focus upon very targeted market segments.

     * E-COMMERCE. Our flagship Web site, EBIZENTERPRISES.COM, provides marketing and distribution opportunities for vendors and providers of Linux and Unix products and services as well as technical support and community information. Several portions of our web site are dedicated to user direct interface with our technology, such as our system architecture configurator, and e-commerce sales may be made utilizing this tool with very little manual intervention.

     Our strategic objectives are to:

     * Maintain a comprehensive web site that combines product marketing with Linux-Unix community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

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

     Our e-commerce web site offers targeted audiences relevant content, services and a quality buying experience, which is a significant element of our business plan. We believe the key elements to implement our plan include:

     * PROVIDING A MEANINGFUL VIRTUAL COMMUNITY DESTINATION ON THE INTERNET WITH OUR WEB SITE. By providing a broad spectrum of Linux-Unix solutions to serve the needs of the Linux-Unix and business community, we believe we will provide a common interest Internet destination point which will be a source for news and information as well as providing an opportunity for product purchases.

     * ENSURING A SECURE AND CONVENIENT ON-LINE BUYING EXPERIENCE. Our e-commerce site features secure buying facilities that are open 24 hours a day, seven days a week. Our Web site may be reached from the customer's home or office and features extensive browsing and search capabilities.

     * DELIVERING EXCELLENT CUSTOMER SERVICE. We intend to provide the highest level of customer service from ordering to shipping, and offer pre- and post-sales support via the telephone, e-mail and online. We also offer online order tracking capabilities.

     * DEVELOPING CUSTOMER LOYALTY. We are focused on developing and promoting customer loyalty, building repeat purchase relationships with our customers and maximizing the number of return visits to our Web site by our customers.

     * BUILDING BRAND LEADERSHIP POSITIONING. We are implementing integrated online and offline marketing strategies to enhance our brand recognition within the vertical markets we target, which include advertising, direct online marketing, trade shows and public relations activities.

OUR WEB SITE

     Our web site is an important component of our business strategy aimed at enhancing sales of our products and services. The purpose of our web site is to combine the best of the community interests with commercial business opportunities of Linux-Unix. We intend to enhance and develop our Linux-Unix product offerings, but focus our near-term efforts on developing partnerships and relationships with manufacturers and suppliers of other Linux-Unix products and to market their products and services through our site.

     EBIZENTERPRISES.COM. Our primary web site, EBIZENTERPRISES.COM, includes corporate, public relations, product, services, and community elements tailored to apprise the general public, investors, and other interested parties about our strategic direction, management profiles, products and solutions and other important events.

     PRODUCTS AND SERVICES

     In addition to our ability to integrate unique Linux-Unix solutions from other suppliers for delivery to the corporate business environment, we have developed our own line of branded products and services. These include Terian branded platforms and solution branded appliances such as Terian Pedestals, Terian Rackmount, Terian Clusters, Terian Solution Appliances, and Terian PCs.

     We are also offering technology based security products and security oriented professional services. Our SurfControl web and email filtering product line is aimed squarely at the growing market demand to curtail internal and external internet abuse. Our Check Point Fire Wall appliance servers are based upon industry leading software from Check Point, Inc. and is focused upon preventing internet penetration of customer networks and web sites by unauthorized personnel or hackers. Both SurfControl and Check Point solutions generally require a level of technical support and often lead to a broader based professional services engagement with our client.

     Linux based High Performance Clusters (HPC) represents a major technology, product, and market focus for us especially within the open architecture or "commodity off the shelf" (COTS) sector of the HPC market. This sector is typically motivated to purchase large volumes of computing cycles in the form of clustered nodes that are powerful but economically more affordable to purchase and operate than traditional super computers or massively parallel mainframe systems.

     MARKETING

     We have a complete in-house direct sales department. This department generates outbound and receives incoming customer calls, referrals and inquiries generated by our various marketing activities and web site. We also accept sales orders directly via a secure shopping cart located on each of our web sites.

     Our marketing and promotion strategy is intended to:

     *    Develop unique Linux-Unix hardware and software solutions.

     *    Build brand recognition and become a market leader with our web site.

     * Generate significant market awareness for our products, web site and our company through integrated marketing programs.

     * Effectively position and promote our products and our web site to their target audiences to increase consumer traffic to our site, add new customers, stimulate demand and generate revenue.

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

     DIRECT MARKETING AND SALES PROMOTION PROGRAMS. We intend to develop targeted customer retention and promotion programs designed to reward frequent customers. A Database/Direct Marketing Program has been established for our web site to enable us to develop community databases, which can be marketed to cross-sell, re-sell and up-sell our products. This will be accomplished through product registrations, web customer registrations and newsletter lists. Customer information will be captured into an enterprise-wide customer database system, which will then be accessible by the sales team for follow-up and reporting.

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

     PRINCIPAL SUPPLIERS AND STRATEGIC ALLIANCES

     Our principal suppliers have over the past two years included Ingram Micro, Inc., Kingston Technology Company, ViewSonic Corporation and Advanced Microdivices, Inc. As we have moved more into the mainstream Linux community through both internal growth and acquisitions, other major suppliers have arisen. These suppliers include Caldera Systems, Inc., Corel Corporation, Suse, Inc., Walnut Creek, Inc. and Red Hat Software, Inc. As we focus on producing bundled computer systems utilizing the Linux operating system, we anticipate that suppliers such as 3ware, TurboLinux, Storm Linux, SurfCOntrol, Check Point, Keylink Systems, and IBM will also become significant suppliers to Ebiz.

     COMPETITION

     Linux operating system companies such as Red Hat, Inc., Caldera, Suse, etc. are building business models around Linux by selling customer service, technical support and utility applications around their Linux operating system. Red Hat has dominated this market by entering into distribution agreements with large hardware makers such as IBM and Dell. Several Linux based Web site portals which offer technical news, software downloads, Web site tools, resources, links and services, as well as product marketing, have been recently developed. The sites highlight the growing competition in the open-source world, and among Linux operating system developers in particular. Ebiz does not compete with the operating system organizations but rather collaborates with them to provide highly focused business solutions that utilize the Linux O/S and include value elements provided by Ebiz and/or third party vendors. Within the HPC market, Ebiz may compete with a wide variety of companies ranging from smaller but highly specialized firms such as Microway, Atipa, and Racksaver to mega firms such as IBM, HP, and Dell. Within the security market, Ebiz may compete with security vendors such as Web Sense, Nokia, and SUN among many others. Our Terian "white box" product line competes against nearly all the major platform manufactures, including IBM, HP, Compaq, Dell, and Gateway along with many second tier manufactures.

     INTELLECTUAL PROPERTY

     We rely primarily on trademark and copyright laws to protect our intellectual property although in our brief history, we have not developed significant intellectual property. We have registered several URL domain names, which include our primary Web sites discussed above as well as others that we anticipate utilizing in the future.

     EMPLOYEES

     We currently have approximately 40 full-time employees. Our employees are not covered by any collective bargaining agreements.

     FACTORS AFFECTING FUTURE PERFORMANCE

     OUR INABILITY TO SUCCESSFULLY EXECUTE AND FULFILL OUR OBLIGATIONS UNDER THE CONFIRMED PLAN OF REORGANIZATION WILL JEOPARDIZE OUR CONTINUATION AS A GOING CONCERN. Although we were successful in obtaining confirmation of our Plan, we must execute and fulfill the requirements under the Plan to continue our operations. There are numerous financial requirements in the form of payments to secured and unsecured creditors under the Plan that must be made on the schedules and times set forth therein. We believe that making payments required under the Plan is manageable, but we will continue to require additional external funding for our operations.

     WE ARE AN EARLY STAGE COMPANY WITH LIMITED OPERATING HISTORY MAKING IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS. We have recently entered the Linux computer manufacturing industry and have limited results of operations from this segment of our business. We have even more recently focused on development of Linux servers, desktops and specialty appliances, each utilizing the Linux operating system. We are devoting considerable resources to the development of these lines and our web site EBIZENTERPRISES.COM. See "OUR BUSINESS - Our Web Sites."

     We will encounter numerous risks and difficulties encountered by early stage companies in the rapidly developing Linux markets as well as risks associated with the manufacturing and distributing of computer systems and services. We may not be successful in addressing these risks and there can be no assurance that our business strategies will be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources - Fiscal 2002 Liquidity" for additional discussion of the possible effect of our strategies on future operations.

     WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. For the fiscal years ended June 30, 2002 and 2001, we sustained operating net losses before extraordinary items of approximately $8,939,361 and $49,014,484, respectively. Future losses are likely to occur. Our independent auditors have noted that these, among other factors raise substantial doubt about our ability to continue as a going concern. We have yet to generate and maintain sufficient profitability to sustain or grow operations without additional external funding. No assurances can be given that we will be successful in continuing to grow our revenues or reaching or maintaining profitable operations.

     OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RAISE ADDITIONAL CAPITAL AND THERE ARE NO ASSURANCES WE WILL FIND ADDITIONAL CAPITAL RESOURCES. Our need for additional capital in the near term is no less urgent because of our bankruptcy filing. The necessity for additional capital to support continued operations after our confirmed plan of reorganization is essential. Since inception we have funded operations with debt and equity capital. Our ability to operate profitably under our current business plan is largely contingent upon success in obtaining additional sources of debt and equity capital. There can be no assurance that sources of capital will be available on satisfactory terms or at all. Without additional capital we may not be able to fully implement our business or operating and development plans. No assurance can be given that any such financing, if obtained, will be adequate to meet our ultimate capital needs. If adequate capital cannot be obtained or obtained on satisfactory terms, our operations could be negatively impacted.

     WE ARE DEPENDENT UPON CORPORATE AND CONSUMER ACCEPTANCE OF THE LINUX OPERATING SYSTEM AND OUR BRANDED SYSTEMS. Systems utilizing the Linux operating system are relatively new. Our strategy to become a Linux and Unix "Solutions Provider" has evolved from our prior strategies. While we believe that this strategy fills a void that is needed in the Linux user market, we have not proven this strategy. Also, the success of this strategy is directly dependent upon the wide spread acceptance of the Linux and a continuing interest in Unix.

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

     WE FACE UNCERTAINTY WITH OUR SECURITY PRODUCT AND SERVICES INITIATIVES. We have implemented new initiatives in the security product and security services marketplace. Although the early reception of our offerings has been favorable, there are substantial established competitors that could affect our ability to develop these areas of our business into significant operations.

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

     WE CARRY INVENTORY THAT CAN BECOME OUTDATED RAPIDLY. Computer component inventory can become outdated due to rapid technological and product advances. While we obtain our inventory at competitive prices, if we are unable to dispose of this inventory for a profit due to a shift in consumer demand or product advances or if we liquidate this inventory at low margins or below costs, our profitability will be adversely affected.

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

     WE MAY PURSUE ACQUISITIONS OF COMPLIMENTARY BUSINESSES, PRODUCTS AND TECHNOLOGIES WHICH, IF UNSUCCESSFULLY IMPLEMENTED, COULD DETER OUR OPERATIONS AND GROWTH. As part of our growth strategy, we have acquired other businesses. Other acquisitions may occur in the future which could have material adverse consequences to our operations or to our stock value. A component of our future growth strategy is possible acquisition of other companies that meet our criteria for strategic fit, geographic location, revenues, profitability, growth potential and operating strategy. Successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire such companies on acceptable terms and integrate their operations successfully with ours. Moreover, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have financial and other resources greater than ours. Competition for acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including adverse effects on reported operating results from the risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the seller of one or more acquired entities and the possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

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

     CANOPY HOLDS A CONTROLLING INTEREST IN US WHICH LIMITS THE ABILITY OF OTHER SHAREHOLDERS TO INFLUENCE CORPORATE DECISIONS. Canopy holds a controlling interest in us. Three of the current members of our Board of Directors are employed by Canopy; therefore, Canopy can effectively control the election of our Board of Directors. As a practical matter, Canopy will continue to control Ebiz into the foreseeable future.

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

     Although our New Common Stock has been sponsored on the Over The Counter Bulletin Board with several market makers currently providing price quotes, no active market has developed and no assurance can be given that an active market in our New Common Stock will develop. If an active market does not develop, holders of our New Common Stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease approximately 50,000 square feet of office/warehouse space in Stafford, Texas through 2004 at an annual rate of $122,148 under a new lease agreement negotiated with our landlord during our bankruptcy. The new lease also grants our landlord the right to terminate the lease with three months advance written notice. Our headquarters and all of our business operations are located at the facility in Stafford, Texas.

     LinuxMall is obligated under certain leases of office space in Aurora, Colorado at an annual rate of approximately $58,000 through March 2004, of office space in Edina, Minnesota at an annual rate of approximately $107,000 through March 2003 and of office space in Lawrence, Kansas at an annual rate of approximately $9,100 through January 2003. Since early in 2001, these spaces have not been used by LinuxMall and payments have not been made on those leases because of insufficient funds from the LinuxMall operations. We do not anticipate that LinuxMall will have sufficient funds to make the payments in the future.

ITEM 3. LEGAL PROCEEDINGS

     On September 7, 2001, we along with our wholly-owned subsidiary JBSI filed separate voluntary petitions under Chapter 11 of the Bankruptcy Code with the bankruptcy court in Phoenix, Arizona. Our Amended Joint Plan of Reorganization, dated January 4, 2002 was confirmed by the bankruptcy court on April 11, 2002, and the Plan became effective on May 20, 2002. There are currently pending before the bankruptcy court matters incident to the Plan involving objections to proofs of claims filed by a few of our alleged creditors and some preference actions seeking the recovery of funds we paid shortly before our bankruptcy filing. We consider these to be routine matters incident to our bankruptcy filing. The bankruptcy court continues to have jurisdiction with regard to our Plan and these incidental matters.

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


     Upon the Effective Date of our Plan on May 21, 2002, all outstanding shares of our common stock and preferred stock were cancelled pursuant to the terms of our Plan. Therefore, the history of trading of our common stock prior to the Effective Date is of no relevance. Shares of New Common Stock and warrants to purchase shares of New Common Stock were issued in accordance with provisions of our Plan on the Effective Date of May 21, 2002 [See, PART 1 RECENT DEVELOPMENTS]. The class of New Common Stock is currently traded on the Over The Counter Bulletin Board. During the fiscal year ended June 30, 2002 there were no reported trades of New Common Stock.

HOLDERS

     As of June 30, 2002, there were approximately 400 owners of record of our common stock. The transfer agent for our common stock is ComputerShare Investor Services in Lakewood, Colorado.

DIVIDEND POLICY

     Under Nevada law, dividends may only be paid out of net profits. Holders of our common stock are entitled to receive dividends, if any, as declared by our Board of Directors. We have never declared or paid a dividend on our common stock and we do not intend to pay dividends in the foreseeable future. Since all outstanding shares of our Series A Preferred Stock were cancelled on the Effective Date of our Plan, we are no longer required to accrue a 10% ($10 per share) cumulative annual dividend for such shares.

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

     Under terms of our Plan, we were to issue (i) effective May 21, 2002, 810,000 shares of New Common Stock and 4,352,031 warrants, with varying expirations, to purchase 4,352,031 shares of New Common Stock at $.65 per share,
(ii) effective June 20, 2002, warrants to purchase 118,200 shares of New Common Stock at $.65 per share, and (iii) effective August 19, 2002, 150,000 shares of New Common Stock and warrants to purchase 150,000 shares of New Common Stock at $.65 per share. All of these securities were to be issued pursuant to the provisions of Section 1145 of the Bankruptcy Code.

     In addition, all outstanding options as well as all authorized but ungranted options under our 1998 Equity Incentive Plan, as amended, were cancelled upon the Effective Date of our Plan. We have no new equity compensation plan in place as of the end of our most recently completed fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal year ending June 30, 2002. The following discussion should be read in conjunction with the Financial Statements and related notes. See "INDEX TO FINANCIAL STATEMENTS" and the Financial Statements referenced in the index.

RECENT DEVELOPMENTS

     BANKRUPTCY FILING AND CONFIRMATION OF AMENDED JOINT PLAN OF REORGANIZATION. On September 7, 2001 we and our wholly owned subsidiary JBSI filed separate voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. The bankruptcy court confirmed our Amended Joint Plan of Reorganization dated January 4, 2002 (the "PLAN") on April 11, 2002 and the Plan became effective on May 21, 2002. We have certain financial and other commitments and obligations under the terms of our Plan which impact our operations. [See, PART 1 RECENT DEVELOPMENTS for a summary of the primary terms of the Plan]. Payments required under the plan are as follows:
$1,411,028 in 2003; $1,280,343 in 2004; $799,690 in 2005; $753,857 in 2006;
$1,156,346 in 2007 and $678,706 in 2008.

     The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Although we were successful in confirming our Plan, we must execute the Plan and fulfill our obligations under the Plan, and therefore, there are uncertainties relating to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of our inability to meet our obligations under our Plan .

IMPACT OF FRESH START REPORTING ON RESULTS OF OPERATIONS

     In connection with confirmation of our Plan, we adopted fresh start reporting in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Under fresh start reporting, our reorganization value has been allocated to our assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets". Certain fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant adjustment relates to reduced depreciation expense on property and equipment.

OVERVIEW

ACQUISITION OF LINUXMALL.COM, INC.

     On October 5, 2000, we completed the acquisition of LinuxMall.com, Inc. by the merger of LinuxMall into a newly formed wholly owned subsidiary. The price paid was $14.7 million comprised of common stock, options and warrants. LinuxMall.com owned several popular Linux oriented websites on the internet and these sites include LINUXMALL.COM, LINUXNEWS.COM, PENGUINPOWER.COM and others. The purpose of this acquisition was to leverage LinuxMall's market awareness and Linux centric customer base to generate sales revenue via a web interface e-commerce business model. By the end of 2000, all LinuxMall operations were consolidated into the Scottsdale, Arizona office and the Denver facility was closed.

     Over the late months of calendar year 2001 and into 2002, it became apparent that the LinuxMall e-commerce web centric business model was not producing sales revenues as anticipated and that maintenance of multiple web site properties was both time consuming and expensive. Although reasonably popular with true Linux enthusiasts for hobby and small ticket retail products, enterprise and commercial interests did not favor the "low touch" web sales concept and it was apparent that our higher margin Linux and Unix products and services would not be easily sold through the LinuxMall medium. Given other market and financial challenges over 2001 and an evolving business model, several of the lesser LinuxMall web sites were suspended from operation in 2002 and the LinuxMall web site was placed into a maintenance mode while a final determination was being made as to its relevance and importance to our business following confirmation of our Plan. We have not yet identified how to strategically utilize LinuxMall in our current business plan.

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

     We determined the primary source of new Linux users were migrating from the Unix environment. This conclusion was underscored by the pending sale of SCO Unix to Caldera Systems, Inc., a leading supplier of Linux operating software. The purpose of this merger was to capitalize on JBSI's Unix customer base by capturing future Linux users as they began their migration path from Unix. Furthermore, JBSI's manufacturing facilities located in Stafford, Texas were better equipped to handle our projected manufacturing needs. By March 31, 2001, a majority of our operations had been moved and integrated into the Stafford, Texas facilities. The Scottsdale offices were relocated to a smaller facility housing only a sales force and corporate offices and these were eventually consolidated into our Stafford, Texas operation by the end of calendar 2001. The JBSI facility, infrastructure, staff, and customer base formed much of the foundation for our business operations following the confirmation and effective date of our Plan. Under terms of our Plan, all of the assets and business operations of JBSI were transferred to Ebiz which became the reorganized, surviving entity. JBSI is to be dissolved and cease to exist. We are in the process of implementing the dissolution of JBSI.

ACQUISITION AND DISPOSITION OF PARTNERAXIS

     On September 19, 2000, we acquired from Caldera all of the intellectual property and certain other specified assets related to Caldera's proprietary marketing and distribution concept known as the Electronic Linux Marketplace ("ELM"). We paid to Caldera 1 million shares of our common stock for the Electronic Linux Marketplace assets which were transferred into a wholly owned subsidiary , partnerAxis, Inc. ("PARTNERAXIS"). We then began further development of the business concept. As part of the transaction, Caldera purchased $3 million of Ebiz common stock in a private transaction. The $3 million proceeds received from Caldera were used to fund partnerAxis. We operated these assets as a separate, wholly owned corporation known as partnerAxis, Inc. PartnerAxis attempted to build a business-to-business Web-based exchange for Linux product sales, advertising, knowledge membership and channel development. PartnerAxis was intended to be a unique virtual community specifically designed to attract users, manufacturers and electronic solution providers, and to provide information and support to develop and market Linux solutions (and other innovations).

     The ELM assets consisted principally of ideas, concepts, software systems and other intellectual property related to the ELM. Certain specified computer and office equipment were also acquired in this transaction.

     In the first quarter of 2001 it became apparent to management that the development of the partnerAxis concept would take more time and additional capital than was originally projected. Consequently, a buyer for partnerAxis was sought. On April 16, 2001, we completed the sale of partnerAxis to BySynergy, pursuant to a Stock Purchase Agreement dated April 13, 2001. The Company realized a loss of $3,612,171 in relation to this sale.

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

     After some discussions by management with Finova, the RLOC was extended until June 30, 2001. On June 30, 2001, the RLOC was terminated permanently. In August, 2001 Canopy assumed Finova's first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the RLOC. Canopy reestablished access to collected accounts receivable at that time, thereby providing cash to us for our operations.

RESULTS OF OPERATIONS

     The following discussion provides an analysis of our results of operations and reasons for material changes therein for the combined period from May 21, 2002 to June 30, 2002 and July 1, 2001 to May 20, 2002 and the year ended June 30, 2001. Our results of operations for the periods subsequent to May 20, 2002 have not been prepared on a basis of accounting consistent with its results of operations for periods prior to May 21, 2002 due to the implementation of fresh start reporting upon the Effective Date of our Plan .

     COMBINED PERIOD FROM JULY 1, 2001 TO MAY 20, 2002 AND MAY 21, 2002 TO JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001. Net revenue was $8,161,941 for the year ended June 30, 2002 compared to $20,973,661 for the year ended June 30, 2001. The decrease of $12,811,720, approximately 61.1% over the prior period, was primarily due a focus on fewer product lines, a reduction in sales staff and operating under bankruptcy.

     Cost of sales for the year ended June 30, 2002 was $7,198,788 as compared to $18,434,284 for the year ended June 30, 2001, a decrease of $11,235,496. The cost of sales percentage for year ended June 30, 2002 increased to 88.2% of sales from 87.9% of sales for the same period in 2001, resulting in a corresponding gross profit margin decrease to 11.8% from 12.1%, of sales for these same periods. The reduction in gross profit margin is primarily due to higher product costs resulting from fewer suppliers due to operating under bankruptcy. The gross profit for the year ended June 30, 2002 was $963,153 a decrease of $1,576,224 from the year ended June 30, 2001.

     Selling, general and administrative expense was $5,175,128, or 63% of revenue, for the year ended June 30, 2002 as compared to $10,506,995 or 50% of revenue, for the same period in the prior year. The decrease of $5,331,867, or 50.7%, was primarily due to reduction in expenses related to implementation of the Plan.

     Depreciation and amortization expense for the year ended June 30, 2002 was $506,264, a decrease of $5,767,417 over the $6,273,681 recorded for the year ended June 30, 2001. The decrease was due to a reduction in the amortization of the goodwill recorded as the result of the impairments in goodwill charges relating to the LinuxMall and JBSI acquisitions.

     Interest expense was $4,781,236 for the year ended June 30, 2002 as compared to $4,818,639 for the year ended June 30, 2001. The decrease of $37,403 is primarily due to a reduction in interest resulting from the bankruptcy, partially offset by certain allowed financing charges associated with bankruptcy claims. Interest and other income for the year ended June 30, 2002 was $4,736, a decrease of $179,078 from the same period in 2001, related to a decrease in available cash.

     The 2002 results include an extraordinary gain of $16,794,923 from the discharge of certain prepetition indebtedness. (This was indebtedness on our books as of the date of the filing of our bankruptcy petitions on September 7,
2001). During the last quarter of 2001 we determined that there was an impairment of the goodwill and other intangibles related to the Linuxmall and JBSI acquisitions which resulted in a charge of $25,142,645 which includes the write down of the investment in Vericenter due to the unlikeliness of collection.

     The preceding factors resulted in a net loss before extra ordinary items of $9,180,542 compared to a net loss before extraordinary items of $49,014,484 for the year ended June 30, 2001. Including the extraordinary item the preceding factors resulted in a the net income attributable to common stockholders of $7,595,406, or $0.23 per diluted share, for the year ended June 30, 2002 as compared to a net loss attributable to common stockholders of $49,090,384, or $2.32 per diluted share, for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002 we had cash and cash equivalents of $164,821 representing a $393,073 decrease from the total of $557,894 at June 30, 2001.

     OPERATING ACTIVITIES. Our net cash provided by operating activities was $640,454 for the fiscal year ended June 30, 2002 compared with net cash used in operating activities of $6,511,016 for the fiscal year ended June 30, 2001. The major sources were reductions in accounts receivable and increases in accounts payable offset by a decrease in accrued expenses, primarily accrued interest.

     INVESTING ACTIVITIES. The net cash used in investing activities was $22,995 and $252,660 for the twelve months periods ending June 30, 2002 and June 30, 2001, respectively. The primary use of the cash during 2001 was for purchase of furniture and fixtures.

     FINANCING ACTIVITIES. During the year ended June 30, 2002 net cash used by financing activities was $1,010,532 compared to the net cash provided by financing activities of $7,270,573 for the year ended June 30, 2001. The transfer of restricted cash of approximately $4,200,000 was used for conversion of the Debenture to common stock ($2.1 million), repayment of Debenture principal ($1.4 million) and to reduce interest payable ($0.7 million). We also received 3 million from the issuance of 4 million shares of common stock to Caldera. The cash used during the year ended June 30, 2002 was primarily the repayment of a secured revolving line of credit prior to filing for Chapter 11 bankruptcy.

DEBENTURE AND WARRANT

     On August 25, 1999 we issued the Debenture and Warrant for a total of $7.1 million. The Debenture was due February 24, 2002. The principal of the Debenture was initially convertible into a minimum of 947,260 shares of our common stock. The holder could convert up to $394,444 face amount of the Debenture upon issuance and up to $394,444 on each monthly anniversary date thereafter (each, a "DUE DATE"). Any amount not converted accumulates and may be converted thereafter. The holder is prohibited from converting any amount of the Debenture which would cause the holder's total ownership of common stock to equal five percent or more of the total shares outstanding. The per share conversion price was initially equal to the lesser of (a) $7.4953 or (b) the average of the three lowest closing bid prices of our common stock for the 15 consecutive trading days ending on the trading day immediately preceding submission of a notice to convert by the holder. In the event the closing bid price of our common stock is less than $7.4953 per share at any time during the five trading days preceding a Due Date, we have the right to redeem for cash the monthly conversion amount of the Debenture (in lieu of allowing the holder to convert such amount) at premiums ranging from 105% to 108%. The Debenture is secured by current deposits at American National Bank and Trust Company of Chicago. The initial amount deposited was $5,000,000 reduced by $500,000 released during February 2000, $250,000 in July 2000 and $2,083,500 in October 2000. In connection with the release of the $250,000 in July 2000, we issued a warrant to acquire 125,000 shares of common stock at $2.00 per share. The warrant is exercisable at any time prior to July 12, 2003. As of June 30, 2001, the warrant had not been exercised. The required amount of the restricted cash decreases by $0.7042 for every $1 of principal reduction of the Debenture whether the reduction occurs by conversion or redemption. Aggregate conversions of principal and accrued interest have been made and as of June 30, 2001, $2,725,209 of principal and accrued interest had been converted to 2,831,028 shares of common stock.

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

     Under terms of our Plan, the outstanding amount of the Debenture was treated as an unsecured debt and we are making payments in accordance with those terms. At June 30, 2002 the balance of the note was $271,349 which will be paid in eight equal quarterly installments.

POST-PETITION FINANCING TRANSACTIONS

     Following the filing of the bankruptcy petitions and prior to confirmation of our Plan, we entered into several financing transactions as follows:

     On September 13, 2001 we entered into a Stipulation with Canopy which allows us to use 95% of the collections received from pre-petition accounts receivable on which Canopy holds a security interest. In exchange for this agreement, we granted Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximated $4,844,289.00 on the Effective Date. Under terms of the Plan, Canopy elected to convert $1,500,000.00 of this debt to 2,538,462 shares of New Common Stock. On the outstanding balance of $3,344,289 we are making quarterly payments of $129,090 for two years followed by monthly payments of $53,030. Interest accrues at 8% per annum, and the maturity is July 1, 2007 at which the remaining balance and all accrued interest is due and payable.

     On September 24, 2001 we entered into the Secured Line with Caldera. Under terms of the Secured Line, Caldera provided a $250,000 line of credit to us which will facilitate our ability to purchase product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit. Interest accrues at 8% per annum on the outstanding balance, and monthly payments to Caldera of $8,337 commence January 1, 2003. A final payment is due January 1, 2008.

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

     During the 30 day period following the Effective Date ending June 20, 2002, holders of the secured promissory notes totaling $591,000 (each a "DIP NOTE"), issued as debtor-in-possession financing during the Chapter 11 cases, were permitted to exchange all or part of the debt represented by a DIP Note for (i) shares of New Common Stock at the price of $0.50 per share or (ii) a convertible secured promissory note (each a "NEW NOTE" ) which provides for interest to accrue at various rates until the maturity date which is seven years after the Effective Date. At maturity, all principal and accrued interest will be due. For the period ending on the date that is twenty-four months after the Effective Date, each holder of a New Note may convert the amount of such New Note to shares of New Common Stock at the conversion price of $0.50 per share. The total number of shares of New Common Stock for which the DIP Notes may be exchanged directly for shares or converted through the New Notes for shares is 1,182,000 shares which equals approximately 12.71% of the New Common Stock that may be issued under the Plan. A total of $578,500 of the DIP Notes were actually exchanged for New Notes which may be converted into 1,157,000 shares of New Common Stock. In addition, the agent for the holders of the DIP Notes, First Financial Equity Corporation, which also served as our financial advisor in the debtor-in-possession financing transaction, will receive 118,200 Canopy/FFEC Warrants which if exercised equals approximately 1.27% of the New Common Stock that may be issued under the Plan.

     On May 14, 2002 we entered into a line of credit loan agreement with The Canopy Group. Under the terms of the agreement borrowings under the line of credit are limited to the lesser of $500,000 or 85% of eligible accounts receivable. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. In an amendment dated September 4, 2002 the total available under the line was increased to $700,000.

     As a result of the above factors and our continued need for additional capital, among others, our auditors have modified their opinion to our financial statements indicating there is substantial doubt about our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                      33

Balance Sheets at June 30, 2002 and 2001                                      34

Statement of Operations for the for the Periods
  May 21 to June 30, 2002, July 1, 2001 to May 20,
  2002 and the Year Ended June 30, 2001                                       35

Statementof Stockholders' Equity (Deficit) for the
  for the Periods May 21 to June 30, 2002, July 1, 2001
  to May 20, 2002 and the Year Ended June 30, 2001                            36


Statement of Cash Flows for the Year Ended for the
  Periods May 21 to June 30, 2002, July 1, 2001 to
  May 20, 2002 and the Year Ended June 30, 2001                               37

Notes to Financial Statements for the Year Ended
  June 30, 2002 and 2001                                                      39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF EBIZ ENTERPRISES, INC.:

We have audited the accompanying consolidated balance sheets of EBIZ Enterprises, Inc., a Nevada corporation, (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EBIZ Enterprises, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the period July 1, 2001 through May 20, 2002; the period May 21, 2002 through June 30, 2002 and for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

As discussed in note 1 to the financial statements, on May 21, 2002, Ebiz Enterprises, Inc. emerged from bankruptcy. The financial statements of the Reorganized Company reflect the impact of adjustments to reflect the fair value of the assets and liabilities under fresh start reporting. As a result, the financial statements of the Reorganized Company are presented on a different basis of accounting then those of the predecessor company and, therefore, are not comparable in all respects.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred net losses and had negative cash flows from operations in 2002, has an accumulated deficit, and does not have sufficient capital to support its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments to classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Semple & Cooper, LLP

Phoenix, AZ
September 13, 2002

                             EBIZ ENTERPRISES, INC.
                           Consolidated Balance Sheets
                         June 30, 2002 and June 30, 2001

                                                                    Reorganized     Predecessor
                                                                      Company         Company
                                                                      June 30,        June 30,
                                                                    ------------    ------------
                                                                        2002            2001
                                                                    ------------    ------------
                                     Assets
Current Assets:
   Cash                                                             $    164,821    $    557,894
   Accounts receivable, net of allowance for doubtful
     accounts of $278,251 and $1,085,815 at June 30,
     2002 and June 30, 2001, respectively                                571,654       1,958,486
   Inventory, net                                                        100,114         999,365
   Prepaid expenses and other current assets                             158,809         179,543
   Deferred Loan Fees, net                                                10,751              --
                                                                    ------------    ------------
              Total current assets                                     1,006,149       3,695,288
Property and Equipment, net                                              317,049       1,183,361
Deferred Loan Fees, net                                                   51,961          52,443
Restricted cash (Note 4)                                                      --         258,879
Goodwill                                                                      --       2,832,230
Reorganized value in excess of amounts allocable to
  identifiable assets                                                  9,496,016              --
Other Assets                                                               7,516          69,557
                                                                    ------------    ------------
                                                                    $ 10,878,691    $  8,091,758
                                                                    ============    ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
   Accounts payable                                                 $  1,966,041    $  9,499,695
   Accrued expenses                                                      769,454       2,383,609
   Notes payable                                                         667,838       4,722,873
   Related party notes payable                                           947,974       2,330,986
   Convertible Debenture, net of discount                                              2,889,579
                                                                    ------------    ------------
              Total current liabilities                                4,351,307      21,826,742

Notes payable                                                            769,115         486,812
Related party notes payable                                            3,315,415              --
Convertible debenture, net of discount                                   584,410              --
                                                                    ------------    ------------
              Total liabilities                                        9,020,247      22,313,554

Commitments and Contingencies

Stockholders' Equity (Deficit):
   Common Stock Subscribed                                             1,646,436              --
   Convertible preferred stock; $0.001 par value;
     5,000,000 shares authorized; none and 7,590
     shares issued and outstanding at June 30,
     2002 and June 30, 2001, respectively;
     liquidation value $100 per share                                         --         366,737
   Common stock; $0.001 par value; 70,000,000 shares authorized;             697          34,063
   Additional paid-in capital                                            452,492      46,715,220
   Accumulated deficit                                                  (241,181)    (61,337,816)
                                                                    ------------    ------------
              Total stockholders' equity (deficit)                     1,858,444     (14,221,796)
                                                                    ------------    ------------
                                                                    $ 10,878,691    $  8,091,758
                                                                    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
     For the Periods May 21 to June 30, 2002, July 1, 2001 to May 20, 2002
                        and the year ended June 30, 2001

                                                                REORGANIZED             PREDECESSOR
                                                                  COMPANY                 COMPANY
                                                               -------------  ------------------------------
                                                                PERIOD FROM     PERIOD FROM      YEAR ENDED
                                                                 MAY 21 TO    JULY 1, 2001 TO      JUNE 30,
                                                               JUNE 30, 2002    MAY 20, 2002        2001
                                                                ------------    ------------    ------------
Net Revenue                                                     $    638,548    $  7,523,393    $ 20,973,661
Cost of Sales                                                        548,944       6,649,844      18,434,284
                                                                ------------    ------------    ------------
    Gross profit                                                      89,604         873,549       2,539,377

Selling, General and Administrative Expenses                         298,115       4,877,013      10,506,995
Depreciation and Amortization                                            221         506,043       6,273,681
Provisions for Doubtful Accounts                                         708        (314,905)      1,383,544
Loss on sale of partnerAxis                                               --              --       3,612,171
                                                                ------------    ------------    ------------
    Loss from Operations                                            (209,440)     (4,194,602)    (19,237,014)

Other Income (Expense):
  Interest Expense                                                   (31,833)     (4,749,403)     (4,818,639)
  Interest & Other income                                                 92           4,644         183,814
  Impairment of intangibles and investments                               --              --     (25,142,645)
                                                                ------------    ------------    ------------
Loss before extraordinary item                                      (241,181)     (8,939,361)    (49,014,484)
                                                                ------------    ------------    ------------
  Extraordinary gain on elimination of debt                               --      16,794,923              --
                                                                ------------    ------------    ------------
Net Income (Loss)                                                   (241,181)      7,855,562     (49,014,484)
                                                                ------------    ------------    ------------

Dividends on preferred stock                                              --         (18,975)        (75,900)
                                                                ------------    ------------    ------------
Net Income (Loss) Attributable To Common Stockholders           $   (241,181)   $  7,836,587     (49,090,384)
                                                                ============    ============    ============

Net Income (Loss) Per Common Share, Basic and Diluted           $      (0.35)   $       0.23    $      (2.32)
                                                                ============    ============    ============

Weighted Average Common Shares: Basic and Diluted                    697,000      34,062,328      21,197,886
                                                                ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                   Statement of Stockholders' Equity (Deficit)
      For the Periods May 21 to June 30, 2002, July 1, 2001 to May 20, 2002
                        and the year ended June 30, 2001

                                                                              Reorganized company           Predecessor company
                                                      Preferred Stock             Common Stock                  Common Stock
                                                   ---------------------     ----------------------     ---------------------------
                                                    Shares       Amount       Shares       Amount         Shares           Amount
                                                   --------     --------     --------     ---------     -----------     -----------
Balance, June 30, 2000                                7,590      366,737           --            --       8,497,566           8,498
  Options issued for consulting services                 --           --           --            --              --              --
  Stock issued for services                              --           --           --            --         361,600             362
  Warrants issued to debenture holder                    --           --           --            --              --              --
  Accrued dividends on preferred stock                   --           --           --            --              --              --
  Beneficial conversion feature
    of convertible debentures                            --           --           --            --              --              --
  Conversion of debt and interest                        --           --           --            --       5,415,733           5,415
  Stock issued for business acquisition                  --           --           --            --      19,547,429          19,548
  Expiration of redemption
    Provisions on common stock                           --           --           --            --         240,000             240
  Impairment of Note Receivable
    for common stock                                     --           --           --            --              --              --
  Net loss                                               --           --           --            --              --              --
                                                   --------     --------     --------     ---------     -----------     -----------
Balance, June 30, 2001                                7,590      366,737           --            --      34,062,328          34,063
                                                   ========     ========     ========     =========     ===========     ===========
  Net (loss) Income                                      --           --           --            --              --              --
  Accrued dividends on preferred stock                   --           --           --            --              --              --
  Eliminate predecessor equity accounts in
    connection with fresh start                      (7,590)    (366,737)          --            --     (34,062,328)        (34,063)
  Record excess of reorganization value                  --
    over identifiable assets                             --           --           --            --              --              --
  Conversion of related party debt
    and interest                                         --           --           --            --              --              --
  Common Stock issued for management services            --           --      135,000           135              --              --
  Common Stock subscribed for management services        --           --           --            --              --              --
  Common Stock issued for debt                           --           --      547,214           547              --              --
  Net Income                                             --           --           --            --              --              --
                                                   --------     --------     --------     ---------     -----------     -----------
Balance, May 20, 2002                                    --           --      682,214           682              --              --
                                                   ========     ========     ========     =========     ===========     ===========
  Common Stock issued for management services            --           --       15,000            15              --              --
  Common Stock subscribed for management services        --           --           --            --              --              --
  Net loss                                               --           --           --            --              --              --
                                                   --------     --------     --------     ---------     -----------     -----------
Balance, June 30, 2002                                   --           --      697,214           697              --              --
                                                   ========     ========     ========     =========     ===========     ===========


                                                       Additional       Common           Notes         Accumulated     Stockholders'
                                                         Paid-in         Stock         Receivable       Earnings /       Equity
                                                         Capital       Subscribed       for Stock        Deficit        (Deficit)
                                                       -----------     -----------     -----------     -----------     -----------
Balance, June 30, 2000                                   9,808,580              --              --     (12,247,432)     (2,063,617)
  Options issued for consulting services                    54,923              --              --              --          54,923
  Stock issued for services                                385,838              --              --              --         386,200
  Warrants issued to debenture holder                    1,363,496              --              --              --       1,363,496
  Accrued dividends on preferred stock                          --              --              --         (75,900)        (75,900)
  Beneficial conversion feature
    of convertible debentures                              302,566              --              --              --         302,566
  Conversion of debt and interest                        5,057,915              --              --              --       5,063,330
  Stock issued for business acquisition                 28,542,142              --         248,800              --      28,810,490
  Expiration of redemption
    Provisions on common stock                           1,199,760              --              --              --       1,200,000
  Impairment of Note Receivable
    for common stock                                            --              --        (248,800)             --        (248,800)
  Net loss                                                      --              --              --     (49,014,484)    (49,014,484)
                                                       -----------     -----------     -----------     -----------     -----------
Balance, June 30, 2001                                  46,715,220              --              --     (61,337,816)    (14,221,796)
                                                       ===========     ===========     ===========     ===========     ===========
  Net (loss) Income                                             --              --              --       7,855,562       7,855,562
  Accrued dividends on preferred stock                          --              --              --         (18,975)        (18,975)
  Eliminate predecessor equity accounts in
    connection with fresh start                        (46,715,220)             --              --      44,421,351      (2,694,669)
  Record excess of reorganization value
    over identifiable assets                                    --              --              --       9,508,878       9,508,878
  Conversion of related party debt
    and interest                                                --       1,500,000              --              --       1,500,000
  Common Stock issued for management services               87,615              --              --              --          87,750
  Common Stock subscribed for management services               --          65,052              --              --          65,052
  Common Stock issued for debt                             355,142          73,311              --        (429,000)             --
  Net Income                                                    --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
Balance, May 20, 2002                                      442,757       1,638,363              --              --       2,081,802
                                                       ===========     ===========     ===========     ===========     ===========
  Common Stock issued for management services                9,735                              --              --           9,750
  Common Stock subscribed for management services                            8,073              --              --           8,073
  Net loss                                                      --                              --        (241,181)       (241,181)
                                                       -----------     -----------     -----------     -----------     -----------
Balance, June 30, 2002                                     452,492       1,646,436              --        (241,181)      1,858,444
                                                       ===========     ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              EBIZ ENTERPRISES, INC
                           Consolidated Statements of
                    Cash Flows For the Periods May 21 to June
                     30, 2002, July 1, 2001 to May 20, 2002
                        and the year ended June 30, 2001

                                                                                        REORGANIZED             PREDECESSOR
                                                                                          COMPANY                 COMPANY
                                                                                       -------------    ---------------------------
                                                                                        PERIOD FROM     PERIOD FROM     YEAR ENDED
                                                                                         MAY 21 TO     JULY 1 2001 TO    JUNE 30,
                                                                                       JUNE 30, 2002    MAY 20, 2002       2001
                                                                                       -------------    ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       (241,181)        7,855,562    (49,014,484)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                              221           506,043      6,273,681
    Loss on sale of partnerAxis                                                                 --                --      3,612,171
    Stock, options and warrants exchanged for services                                          --                --        441,123
    Stock issued for management                                                             17,823           152,802             --
    Impairment of intangibles and investments                                                   --                --     25,505,092
    Warrants issued to debt holders                                                             --                --      1,363,496
    Increase in reserves and allowances                                                         --                --      2,686,736
    Interest costs of Beneficial Conversion Feature                                             --                --      1,679,202
    Amortization (capitalization) of discount and loan fees                                (62,712)          151,759        741,374
    Accrued Interest added to principle balance                                                 --         4,555,171             --
    Accounts Payable converted to debt                                                          --           630,168             --
    Extraordinary gain on elimination of debt                                                   --       (16,805,199)            --
    Changes in assets and liabilities:
      Accounts receivable, net                                                              33,055         1,353,777        509,335
      Inventory, net                                                                        30,486           868,765       (376,265)
      Prepaid expenses and other assets                                                      9,136            24,093         16,060
      Deferred financing fees, net                                                          63,608           (11,165)
      Accounts payable                                                                      54,799         2,025,094      1,154,528
      Accrued expenses                                                                      14,201          (585,852)    (1,103,065)
                                                                                          --------       -----------    -----------
              Net cash used in operating activities                                        (80,564)          721,018     (6,511,016)
                                                                                          --------       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES: (net of effect of business acquisitions):
  Cash from Business acquisition                                                                --                --        128,355
  Increase in other assets                                                                      --                --         (5,686)
  Purchase of furniture, fixtures, intellectual property and equipment, net                   (221)          (22,774)      (375,329)
                                                                                          --------       -----------    -----------
              Net cash provided (used) in investing activities                                (221)          (22,774)      (252,660)
                                                                                          --------       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES: (net of effect of business acquisitions):
  Net borrowings under  line of credit, pre petition                                            --                --        912,206
  Borrowings (repayments) under secured convertible note                                    (9,545)        1,157,689      1,581,462
  Borrowings under Related parties notes payable                                           160,011         2,838,551             --
  Borrowings (repayments) of notes payable                                                   5,982        (5,422,099)            --
  Repayments of debt                                                                            --                --     (2,468,380)
  Borrowings (repayments) under liabilities subject to compromise                               --                --             --
  Transfer from restricted cash (non-current), net                                              --           258,879      4,245,285
  Sale of stock, net of expenses                                                                --                --      3,000,000
                                                                                          --------       -----------    -----------
              Net cash provided (used) by financing activities                             156,448        (1,166,980)     7,270,573
                                                                                          --------       -----------    -----------

  Net increase (decrease) in cash                                                           75,663          (468,736)       506,897
  Cash, beginning of period                                                                 89,158           557,894         50,997
                                                                                          --------       -----------    -----------
  Cash, end of period                                                                      164,821            89,158        557,894
                                                                                          ========       ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                                                 REORGANIZED             PREDECESSOR
                                                                                   COMPANY                 COMPANY
                                                                                -------------    ---------------------------
                                                                                 PERIOD FROM     PERIOD FROM     YEAR ENDED
                                                                                  MAY 21 TO     JULY 1 2001 TO    JUNE 30,
                                                                                JUNE 30, 2002    MAY 20, 2002       2001
                                                                                -------------    ------------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                          11,054           23,556          301,453

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services                                                 --               --          386,200
  Dividends accrued on preferred stock                                                  --           18,975           75,900
  Beneficial Conversion Feature on Convertible Debenture                                --        1,679,202        1,679,202
  Issuance of warrants to Debenture holder                                              --               --        1,363,496
  Conversion of debt and related interest to common stock                               --        2,160,000        5,063,330
  Accrued interest added to principle of Debt                                           --          570,965               --
  Account Payable converted to debt                                                     --          630,204               --
  Issuance of common stock for business acquisition                                     --               --       25,561,690

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 1
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

     Ebiz Enterprises, Inc. and its wholly-owned subsidiary, Jones Business Systems, Inc., (consolidated as the "Predecessor Company") filed separate voluntary petitions on September 7, 2001, to reorganize under Chapter 11 of the U.S. Bankruptcy Code. On April 11, 2002, the Plan of Reorganization ("Plan"), filed by the Predecessor Company, was confirmed and became effective on May 21, 2002 (the "Effective Date"). On May 21, 2002, Ebiz Enterprises, Inc., (the "Reorganized Company" or the "Company") adopted fresh start reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") of the American Institute of Certified Public Accountants. Accordingly, the Company's post-reorganization balance sheet and statement of operations have not been prepared on a consistent basis with such pre-reorganization financial statements and are not comparable in all respects to financial statements prior to reorganization. For accounting purposes, the inception date of the Reorganized Company is deemed to be May 21, 2002. A vertical black line is shown in the financial statements to separate the Reorganized Company from the Predecessor Company since they have not been prepared on a consistent basis of accounting.

     The substantive provisions of the Plan are as follows:

* The effective date of the Plan was May 21, 2002 (the "EFFECTIVE DATE"). On the Effective Date, all of the assets and business operations of JBSI were transferred to Ebiz which became the reorganized, surviving entity ("REORGANIZED Company"). JBSI is to be dissolved and cease to exist. We are in the process of implementing the dissolution of JBSI. All purchases, manufacturing, sales and other business operations are being performed by Reorganized Company.

* As of the Effective Date of May 21, 2002, all outstanding shares of preferred stock and common stock of Ebiz were cancelled. Warrants to purchase shares of common stock in Reorganized Company, par value $0.001 ("NEW COMMON STOCK") at $0.65 per share were issued to the former stockholders (each a "NEW WARRANT") at the rate of one share of New Common Stock for every ten (10) shares of Ebiz's common stock owned as of the Effective Date. Terms of the New Warrants provided for a sixty-day exercise period from the Effective Date. For purposes of calculating the exchange for the New Warrants set forth above, the 7,590 outstanding shares of preferred stock as of the Effective Date were converted into 3,220,000 shares of common stock. The total number of shares of New Common Stock for which the New Warrants may be exercised is 3,728,185. The total amount of New Common Stock issued to preferred and common shareholders of the Company from exercise of the New Warrants (assuming exercise of all New Warrants) equals approximately 40.09% of the New Common Stock that may be issued under the Plan. Prior to July 20, 2002, the expiration date, 15,589 of the New Warrants were exercised.

* Obligations to all of our secured creditors are to be paid in full with interest. Long-term periodic payments will be made to our secured creditors until full payment has been made.

* At the Effective Date, the general unsecured creditors were issued on a pro rata basis based upon the amount of their claims, shares of common stock in Reorganized Company from a pool of securities consisting of (i) 660,000 shares of New Common Stock and (ii) warrants to purchase 220,000 shares of Reorganized Company (each an "UNSECURED CREDITORS WARRANT"). The terms of the Unsecured Creditors Warrants provide for a two-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued directly to the general unsecured creditors and from exercise of the Unsecured Creditors Warrants (assuming exercise of all Unsecured Creditors Warrants) equals approximately 9.46% of

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     the New Common Stock that may be issued under the Plan. In addition, each general unsecured creditor will receive equal quarterly payments over a two year period, beginning on the date that is three months after the Effective Date, which aggregate 7% of such general unsecured creditor's allowed claim. The first payments were made effective August 19, 2002. As of June 30, 2002 no warrants have been exercised.

* The Canopy Group, Inc. ("CANOPY' ) had the right, for the period that ended June 20, 2002, to exchange up to $1,500,000 of its secured debt for shares of New Common Stock. The total number of shares of New Common Stock for which Canopy may make such exchange is 2,538,462. Canopy made the election and converted $1,500,000 of its secured debt for 2,538,462 shares of New Common Stock. In addition, Canopy received on the Effective Date, warrants to purchase 253,846 shares of New Common Stock (each a "CANOPY/FFEC WARRANT"). The terms of the Canopy/FFEC Warrants provide for a three-year exercise period from the Effective Date and an exercise price of $0.65 per share. The total amount of New Common Stock issued to Canopy from the exchange of its secured debt and the exercise of the Canopy/FFEC Warrants (assuming Canopy exchanges the entire amount of its secured debt and exercises all of its Canopy/FFEC Warrants) equals approximately 30.02% of the New Common Stock that may be issued under the Plan.

* During the period ending June 20, 2002, holders of the secured promissory notes totaling $591,000 (each a "DIP NOTE" ), issued as debtor-in-possession financing during the Chapter 11 cases, were permitted to exchange all or part of the debt represented by a DIP Note for (i) shares of New Common Stock at the price of $0.50 per share or (ii) a convertible secured promissory note (each a "NEW NOTE") which provides for interest to accrue at various rates until the maturity date which is seven years after the Effective Date. At maturity, all principal and accrued interest will be due. For the period ending on the date that is twenty-four months after the Effective Date, each holder of a New Note may convert the amount of such New Note to shares of New Common Stock at the conversion price of $0.50 per share. The total number of shares of New Common Stock for which the DIP Notes may be exchanged directly for shares or converted through the New Notes for shares is 1,182,000 shares which equals approximately 12.71% of the New Common Stock that may be issued under the Plan. A total of $ 578,500 of the DIP Notes were exchanged for a New Note. In addition, the agent for the holders of the DIP Notes, which also served as the financial advisor to the Company in the debtor-in-possession financing transaction, will receive 118,200 Canopy/FFEC Warrants which if exercised equals approximately 1.27% of the New Common Stock that may be issued under the Plan.

* The Transition Management Team collectively has received 300,000 shares of New Common Stock and warrants to purchase 300,000 shares of New Common Stock (each a "TRANSITION WARRANT"). The terms of the Transition Warrants provide for a one-year exercise period from the Effective Date and an exercise price of $0.65 per share. Fifty percent of the total number of shares of New Common Stock and Transition Warrants were distributed to members of the Transition Management Team on May 21, 2002 with the balance distributed on August 19, 2002. The total amount of New Common Stock issued directly to the Transition Management Team and from exercise of the New Warrants equals approximately 6.45% of the New Common Stock that may be issued under the Plan.

* The board of directors of New Company consists of Bruce Parsons, three designees of Canopy Dan Baker, Darcy Mott and Allan Smart (as a result of the exchange of Canopy's secured debt for New Common Stock), and up to one designee of FFEC (depending upon the amount of the DIP Notes that are exchanged for New Common Stock ).

     The Plan requires that certain administrative claims be paid on the Effective Date. The amount of administrative claims paid was $42,542.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On October 5, 2000, the Company completed the acquisition of LinuxMall.com, Inc. ("LINUXMALL") by the merger of LinuxMall into a newly formed wholly owned subsidiary of the Company. (See Note 3)

     On January 4, 2001, the Company completed the acquisition of JBSI by the merger of a newly formed subsidiary into JBSI. JBSI was one of the largest resellers of Santa Cruz Operations (SCO) Unix software in the country. The purpose of this merger was to capitalize on JBSI's Unix customer base by capturing future Linux users as they began their migration path from Unix. Furthermore, JBSI's manufacturing facilities located in Stafford, Texas were better equipped to handle the projected manufacturing needs of EBIZ Enterprises. (See Note 3)

     The Company was originally incorporated in Colorado in May 1984, as VDG Capital Corporation. Following a reorganization, the Company's name was changed to Vinculum Incorporated (Vinculum) in August 1994. In June 1998, the Company acquired the operating assets and liabilities of Genras, Inc. (an Arizona corporation) and reincorporated in Nevada as CPU Micromart, Inc. In May 1999, the Company changed its name to EBIZ Enterprises, Inc.

MANAGEMENT PLANS

     Our objective is to deliver Linux-Unix solutions primarily through channel partners who in turn focus on the corporate business marketplace. We intend to achieve this objective by utilizing three primary delivery channels in which we believe we will have strong presence and positioning. These channels are:

     * CHANNEL SALES. Our largest source of revenue and growth is expected to be through our promotion and sale of products and services through channel VAR's and Resellers to the ultimate end user. This approach maximizes our sales leverage and territory coverage while minimizing internal overhead.

     * DIRECT SALES. Our direct sales force is relatively small but highly focused upon higher margin products and services aimed at very specific market segments not well served by our channel partners. A direct sales model is more expensive to operate but it permits greater control and pin point focus upon very targeted market segments.

     * E-COMMERCE. Our flagship Web site, EBIZENTERPRISES.COM, provides marketing and distribution opportunities for vendors and providers of Linux and Unix products and services as well as technical support and community information. Several portions of our web site are dedicated to user direct interface with our technology, such as our system architecture configurator, and e-commerce sales may be made utilizing this tool with very little manual intervention.

     Our strategic objectives are to:

     * Maintain a comprehensive web site that combines product marketing with Linux-Unix community interests such as news, resources, links pre- and post-sales technical support, hardware service and customer service;

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Our e-commerce web site offers targeted audiences relevant content, services and a quality buying experience, which is a significant element of our business plan. We believe the key elements to implement our plan include:

     * PROVIDING A MEANINGFUL VIRTUAL COMMUNITY DESTINATION ON THE INTERNET WITH OUR WEB SITE. By providing a broad spectrum of Linux-Unix solutions to serve the needs of the Linux-Unix and business community, we believe we will provide common interest Internet destination point which will be a source for news and information as well as providing an opportunity for product purchases.

     * ENSURING A SECURE AND CONVENIENT ON-LINE BUYING EXPERIENCE. Our e-commerce site features secure buying facilities that are open 24 hours a day, seven days a week. Our Web site may be reached from the customer's home or office and feature extensive browsing and search capabilities.

     * DELIVERING EXCELLENT CUSTOMER SERVICE. We intend to provide the highest level of customer service from ordering to shipping, and offer pre- and post-sales support via the telephone, e-mail and online. We also offer online order tracking capabilities.

     * DEVELOPING CUSTOMER LOYALTY. We are focused on developing and promoting customer loyalty, building repeat purchase relationships with our customers and maximizing the number of return visits to our Web site by our customers.

     * BUILDING BRAND LEADERSHIP POSITIONING. We are implementing integrated online and offline marketing strategies to enhance our brand recognition within the vertical markets we target, which include advertising, direct online marketing, trade shows and public relations activities.

OUR WEB SITE

     Our web site is an important component of our business strategy aimed at enhancing sales of our products and services. The purpose of our web site is to combine the best of the community interests with commercial business

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


opportunities of Linux-Unix. We intend to enhance and develop our Linux-Unix product offerings, but focus our near-term efforts on developing partnerships and relationships with manufacturers and suppliers of other Linux-Unix products and to market their products and services through our site.

     EBIZENTERPRISES.COM. Our primary web site, EBIZENTERPRISES.COM, includes corporate, public relations, product, services, and community elements tailored to apprise the general public, investors, and other interested parties about our strategic direction, management profiles, products and solutions and other important events.

     In order to meet these objectives, we will require additional funding to implement our planned sales, marketing and product development activities.

     On September 7, 2001 EBIZ Enterprises, Inc. filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. Although we were successful in obtaining confirmation of our Plan, we must execute and fulfill the requirements under the Plan to continue our operations. There are numerous financial requirements in the form of payments to secured and unsecured creditors under the Plan that must be made on the schedules and times set forth therein. We believe that making payments required under the Plan is manageable, but we will continue to require additional external funding for our operations.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses and had negative cash flows from operations in 2002 and 2001 and does not have sufficient capital needed to support its operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of EBIZ Enterprises, Inc. and its subsidiaries from their respective dates of acquisition. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

FINANCIAL REPORTING FOR BANKRUPTCY PROCEEDINGS

     During the reorganization period, the Company implemented the guidance as to financial reporting by entities that have filed petitions with the Bankruptcy Court, provided by SOP 90-7 in the accompanying financial statements. Pursuant to SOP 90-7, pre-petition liabilities are reported on the basis of the expected amounts of such allowed claims, as opposed to the amounts for which those allowed claims may be settled and are classified as "Liabilities Subject to Chapter 11 Proceedings". The accrual for interest on such unsecured or undersecured liabilities was discontinued from the period September 7, 2001 to May 21, 2002, the Effective Date of the Plan.

CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with an original maturity of three months or less from the date of purchase to be classified as cash and cash equivalents.

REVENUE RECOGNITION

     Revenues are recognized upon shipment of product under confirmed customer purchase orders. Provision is made for an estimate of doubtful accounts and is based on historical experience. A provision is also made for estimated returns

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and warranty repairs. System component and replacement costs are generally covered under the third-party manufacturer's warranty. The Company had an allowance for warranty repair costs of approximately $19,000 at June 30, 2002 and $18,000 at June 30, 2001 related to the sales of its computers.

     The Company has authorized distributorship agreements with various manufacturers. These agreements also provide for periodic reimbursement of a portion of the Company's advertising expenses and credit toward purchases based on the Company's transaction volume.

     The cost of software to be sold, leased or otherwise marketed that has alternative future use is recorded in cost of sales in the period the related revenue is recognized. The Company did not sell any software that was internally developed and no costs were incurred for internal development of software during the years ending June 30, 2002 and June 30, 2001. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or otherwise Marketed", the Company expenses the research and development costs incurred until technological feasibility is attained. The Company would consider technological feasibility upon the completion of a product design and working model.

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

ADVERTISING AND PROMOTION

     Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statement of operations. Advertising expense was approximately $1,345,000 and $632,000 for the years ended June 30, 2002 and June 30, 2001, respectively.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period.

Diluted earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company's stock. In addition, certain outstanding options are not included in the computation of diluted earnings per share because their effect would be antidilutive.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic net loss per common share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic net loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Assumed exercise of the outstanding stock options of 892,046 at June 30, 2002 and May 20, 2002, and 8,250,353 at June 30, 2001 have been excluded from the calculation of diluted net loss per common share, as their effect is antidilutive.

PENDING ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board has adopted Opinion No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002.

     In September 2001 the Financial Accounting Standards Board adopted Opinion No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The pronouncement provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The standard is effective for fiscal years beginning after December 15, 2001.

     In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," ("EITF No. 01-09"). EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective January 1, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company's financial position and results of operations.

     FASB Statement No.145, an amendment of FASB Statement No. 13, and Technical Corrections, is effective for fiscal years beginning after May 15, 2002. Under SFAS No.145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of the SFAS No.146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

     The Company does not anticipate the adoption of SFAS 143, SFAS 144, SFAS 145 and SFAS 146 will have a material effect on the Company's financial statements. The Company cannot estimate at this time the effect of the adoption of SFAS 142.

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

INVENTORY

     Inventory consists of microcomputers and related peripheral products and software and is valued at the lower of cost (first-in, first-out) or market. The inventory balance at June 30, 2002 and June 30, 2001 is shown net of an allowance for obsolescence of $995,490 and $1,048,912, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment were recorded at cost as of June 30, 2001 and at fair market value as of May 20, 2002; subsequent acquisitions are recorded at cost. The cost of additions and improvements is capitalized, while maintenance and repairs are charged to operations when incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     The Company assesses the recoverability of this asset based upon expected future undiscounted cash flows and other relevant information. The carrying amount of the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition, is less than its carrying amount.

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

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", the Corporation recorded an impairment loss on the long-lived assets of its Linuxmall.com business. The trends in the Linuxmall.com business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Corporation recognized an asset impairment loss of $17,062,336 ($17,062,336 net of tax, or $0.80 per share). This loss is the difference between the carrying value of the Linuxmall.com assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

     The Corporation also recorded an impairment loss on the long-lived assets of its JBSI business. The trends in the JBSI business indicated that the undiscounted future cash flows from this business would be less than the carrying value of the long-lived assets related to that business. Accordingly, during the year ended June 30, 2001 the Corporation recognized an asset impairment loss of $7,085,978 ($7,085,978 net of tax, or $0.33 per share). This loss is the difference between the carrying value of the JBSI assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company enters into various types of financial instruments in the normal course of business and in connection with acquisitions and divestitures. The Company does not hold or issue financial instruments for trading purposes nor does it hold interest rate, leveraged or other types of derivative financial instruments. The carrying values of cash and cash equivalents, accounts receivables, notes receivable, related party receivables, accounts payable and indebtedness reflected in the June 30, 2002 and June 30, 2001 consolidated balance sheets approximate their fair value at that date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes these estimates are reasonable

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 2
                              FRESH START REPORTING
--------------------------------------------------------------------------------

     In connection with its emergence from bankruptcy, the Company adopted fresh start reporting in accordance with SOP 90-7. The fresh start reporting common equity value of $2,081,802 was determined by the Company with the assistance of financial advisors. The significant factors used in the determination of this value were analyses of industry, economic and overall market conditions and the historical and estimated performance of the Company as well as of the computer industry, discussions with various potential investors and certain other financial analyses.

     Under fresh start reporting, the reorganization value of the entity has been allocated to the Company's assets and liabilities on a basis substantially consistent with purchase accounting. The portion of reorganization value not attributable to specific tangible assets has been recorded as "Reorganization Value in Excess of Amounts Allocable to Identifiable Assets" in the accompanying balance sheet as of June 30, 2002. The fresh start reporting adjustments, primarily related to the adjustment of the Company's assets and liabilities to fair market values, will have a significant effect on the Company's future statements of operations. The more significant of these adjustments relate to reduced depreciation expense on property and equipment increased interest expense and reduced operating expense for leases adjusted to fair market rental rates.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             EBIZ ENTERPRISES, INC.

The Effects of the Plan and fresh start reporting on the balance sheet at the Effective Date are as follows:

                                                                        (A)              (B)              (C)
                                                   Predecessor                                                         Reorganized
                                                     Company            Debt           Exchange       Fresh Start        Company
                                                   May 20, 1998       Discharge        of stock       Adjustments      May 20, 1998
                                                   ------------     ------------     ------------     ------------     ------------
                                     ASSETS
Current Assets:
  Cash                                             $     89,158     $         --     $         --     $         --     $     89,158
  Accounts receivable, net                              604,709               --               --               --          604,709
  Inventory, net                                        130,600               --               --               --          130,600
  Prepaid expenses and other current assets             167,724               --               --               --          167,724
  Deferred Loan Fees, net                                10,751               --               --               --           10,751
                                                   ------------     ------------     ------------     ------------     ------------
          Total current assets                        1,002,942               --               --               --        1,002,942
Property and Equipment, net                             698,543               --               --         (381,494)         317,049
Deferred Loan Fees, net                                  52,857               --               --               --           52,857
Restricted cash (Note 2)                                     --               --               --               --               --
Goodwill, net                                         2,832,230               --               --       (2,832,230)              --
Reorganized value in excess of amounts
  allocable to identifiable assets                           --               --               --        9,508,878        9,508,878
Other Assets                                             57,277               --               --          (49,540)           7,737
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $  4,643,849     $         --     $         --     $  6,245,614     $ 10,889,463
                                                   ============     ============     ============     ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                 $  1,911,242     $         --     $         --     $         --     $  1,911,242
  Accrued expenses                                      909,259               --               --         (141,144)         768,115
  Notes payable                                         662,471               --               --               --          662,471
  Notes payable                                              --               --               --               --               --
  Related party notes payable                           254,815          540,420               --               --          795,235
  Convertible Debenture, net of discount                     --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
          Total current liabilities                   3,737,787          540,420               --         (141,144)       4,137,063

Notes payable                                                --               --               --               --               --
Notes payable                                                --          768,500               --               --          768,500
Related party notes payable                                  --        3,308,143               --               --        3,308,143
Convertible debenture, net of discount                  593,955               --               --               --          593,955
Liabilities Subject to Compromise                    23,493,788      (23,493,788)              --               --               --
                                                   ------------     ------------     ------------     ------------     ------------
          Total liabilities                          27,825,530      (18,876,725)              --         (141,144)       8,807,661
Commitments and Contingencies
  Redeemable Common Stock                                    --               --               --               --               --
Stockholders' Equity (Deficit):
  Common Stock Subscribed                                    --        1,638,363               --               --        1,638,363
  Convertible preferred stock                           366,737               --         (366,737)              --               --
  Common stock, Reorganized company                          --              682                                                682
  Common stock, Predecessor Company                      34,063               --          (34,063)              --
  Additional paid-in capital                         46,715,220          442,757          400,800      (47,116,020)         442,757
  Accumulated deficit                               (70,297,701)      16,794,923               --       53,502,778               --
                                                   ------------     ------------     ------------     ------------     ------------
          Total stockholders' equity (deficit)      (23,181,681)      18,876,725               --        6,386,758        2,081,802
                                                   ------------     ------------     ------------     ------------     ------------
                                                   $  4,643,849     $         --     $         --     $  6,245,614     $ 10,889,463
                                                   ============     ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements

----------
(a) To record the discharge or reclassification of pre-petition obligations as well as the issuance of new equity securities.
(b)  To record the exchange of preferred stock to common stock.
(c) To record adjustments to reflect assets and liabilities at fair market values and to record reorganization value in excess of amounts allocable to identifiable assets.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 3
                                  ACQUISITIONS
--------------------------------------------------------------------------------

AQUISITION OF LINUXMALL.COM , INC.

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

                                                            Period of
                                                           Amortization
                                             Amount          In Years
                                          ------------       --------
          ALLOCATION:

          Current assets                  $    722,071

          Other non-current assets             461,163

          Current liabilities               (4,387,921)

          Long-term debt                    (2,526,270)

          Assembled workforce                  330,000          3

          Technology                         1,310,000          3

          Customer List                        770,000          2

          Trademarks                         4,210,000          5

          Goodwill                          13,845,771          5
                                          ------------

                                          $ 14,734,814
                                          ============

     The liabilities were comprised of convertible debt, trade accounts payable and accrued expenses.

During the year ended June 30, 2001 the Company recognized an asset impairment loss of $17 million. This loss is the difference between the carrying value of the Linuxmall.com assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows. (See
Note 3)

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Given other market and financial challenges over 2001 and an evolving business model, several of the lesser LinuxMall web sites were suspended from operation in 2002 and the LinuxMall web site was placed into a maintenance mode while a final determination was being made as to its relevance and importance to our business following confirmation of our Plan. We have not yet identified how to strategically utilize LinuxMall in our current business plan.

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

     During the year ended June 30, 2001 the Company recognized an asset impairment loss of $7.1 million. This loss is the difference between the carrying value of the JBSI assets and related goodwill and other intangibles, and the fair value of these assets based on discounted estimated future cash flows. (See Note 3) On the Effective Date of the Plan, all of the assets and business operations of JBSI were transferred to Ebiz which became the reorganized, surviving entity. JBSI is to be dissolved and cease to exist. We are in the process of implementing the dissolution of JBSI. All purchases, manufacturing, sales and other business operations are being performed by Ebiz.

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

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

DISPOSITION OF PARTNERAXIS, INC.

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

--------------------------------------------------------------------------------
                                     NOTE 4
                             PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

     Property and equipment consists of the following at June 30, 2002 and June 30, 2001:

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Estimated
                                             useful life      June 30, 2001     June 30, 2001
                                             ------------     -------------     -------------
Furniture, fixtures and office equipment     3 to 7 years      $   315,500       $ 1,008,750
Software                                        3 years                 --            80,779
Property under capital lease                    5 years                 --           348,846
Leasehold improvements                       2 to 5 years               --            96,835
                                                                                 -----------
                                                                   315,500         1,535,210
Accumulated depreciation                                                --          (351,849)
                                                               -----------       -----------

                                                               $   315,500       $ 1,183,361
                                                               ===========       ===========

--------------------------------------------------------------------------------
                                     NOTE 5
                           RELATED PARTY INDEBTEDNESS
--------------------------------------------------------------------------------

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

     On May 14, 2002 we entered into a line of credit loan agreement with The Canopy Group. Under the terms of the agreement borrowings under the line of credit are limited to the lesser of $500,000 or 85% of eligible accounts

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


receivable and 50% of eligible inventory. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. In an amendment dated September 4, 2002 the total available under the line was increased to $700,000. As of June 30, 2002 the balance outstanding under the line of credit was $204,783.

     The components of Related Party indebtedness at June 30, 2002 and June 30, 2001 are summarized as follows:

                                                                            June 29, 1998    June 29, 1997
                                                                            -------------    -------------
Note payable to a stockholder, fixed interest amount,
  due on demand, unsecured                                                            --           71,928
Note payable to a stockholder resulting from acquisition, fixed
  interest amount, due on demand, unsecured                                      174,282          177,596
Convertible note payable to a related entity,  interest at 10%, payable
  on June 30, 2001, in default. Secured by all assets of the Company                  --        1,041,781
Convertible note payable to a related entity,  interest at 10%, payable
  on October 29, 2001. Secured by all assets of the Company                           --        1,000,000
Note payable in exchange for cash, interest at 10%,
  payable on October 5, 2001; secured by specific accounts receivables
  and inventory                                                                                    39,681
Line of credit, as amended May 13, 2002 -$700,000, interest at 12%
  due on demand, secured by specific accounts receivable, inventory
  and all assets of the Company                                                  204,783
Note payable to a related entity, interest at 8%, payable quarterly
  final payment due July 1, 2007                                               3,344,289               --
Note payable to related entity, fixed interest amount, quarterly payments
  final payment due May 21, 2004                                                 535,000
Note payable to related party, fixed interest amount, quarterly payments
  final payment due May 21, 2004                                                   5,035               --
                                                                             -----------      -----------
                                                                               4,263,389        2,330,986
Less - current maturities                                                       (947,974)      (2,330,986)
                                                                             -----------      -----------
                                                                             $ 3,315,415      $        --
                                                                             ===========      ===========

     As of June 30, 2001, the note payable to a related entity in the amount of $1,041,781 was in default. The note has conversion provisions which had not been exercised as of June 30, 2001. The aggregate maturities of Related Party indebtedness described above are as follows: $947,974 in 2003; $618,917 in 2004; $736,399 in 2005; $736,399 in 2006; $1,138,888 in 2007 and $84,812 in 2008.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 6
                                  INDEBTEDNESS
--------------------------------------------------------------------------------

The components of indebtedness at June 30, 2002 and June 30, 2001 are summarized as follows

                                                                            June 29, 1998   June 29, 1997
                                                                            -------------   -------------
Financial institution borrowings:
  Line of credit, as amended in 1998 - $10 million, interest at prime
    plus 2.5%, matures July 2001                                                      --       2,270,311
  Term note, as amended in 1998 - principal due in July 2001,
    interest at prime plus 2.5%                                                       --       2,000,000
Other borrowings:
  Subordinated convertible debentures from acquisitions, interest at 6%               --         183,837
    interest payable monthly with principal due April 30, 2002
  Note payable resulting from acquisition, interest at 10.5%, payable in equal quarterly installments beginning February 12, 1999
    with principal due May 12, 2001, in default                                       --         300,000
  Note payable resulting from acquisition, interest at 6%,
    payable quarterly with all principal due October 18, 2002                         --         100,000
  Capital leases resulting from acquisitions, with aggregate monthly payments approximating $12,000 and bearing
    interest at rates between 9% and 11%; expiring
    through June, 2004                                                                --         355,537
  Note payable, fixed interest, quarterly payments
    final payment due May 21, 2004                                             1,207,155              --
  Note payable, fixed interest, equal monthly installments
    final payment due July 21, 2005                                              100,000              --
  Note payable, 8% interest, equal monthly installments
    final payment due January 1, 2008                                             92,715              --
  Convertible debentures, interest rates between 4% and 6%
    interest payable quarterly with principal due May 1, 2008                    584,410              --
  Note payable, fixed interest, equal monthly installments
    final payment due July 21, 2005                                               37,083              --
                                                                             -----------     -----------
                                                                               2,021,363       5,209,685
Less - current maturities                                                       (667,838)     (4,722,873)
                                                                             -----------     -----------
                                                                             $ 1,353,525     $   486,812
                                                                             ===========     ===========

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 2001 borrowings under the line of credit were limited to 85% of eligible accounts receivable and 50% of eligible inventory. The line of credit was secured by all accounts receivable, inventory and property and equipment of the Company. The term note was secured by property and equipment. These borrowings contain various covenants which required, among other things, the maintenance of certain working capital and financial ratios and limitations on the declaration of dividends. In August 2001, Canopy assumed Finova's first position lien by purchasing the $2,000,000 balance of the term note and the approximately $350,000 balance of the LOC. Canopy reestablished access to collected accounts receivable at that time, thereby allowing EBIZ cash for operations.

     The aggregate maturities of indebtedness described above are as follows:
$667,838 in 2003; $661,426 in 2004; $63,291 in 2005; $17,457 in 2006; $17,457 in
2007 and $593,894 in 2008.

--------------------------------------------------------------------------------
                                     NOTE 7
                              CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

     During the period ending June 20, 2002, holders of the secured promissory notes totaling $591,000 (each a "DIP NOTE"), issued as debtor-in-possession financing during the Chapter 11 cases, were permitted to exchange all or part of the debt represented by a DIP Note for (i) shares of New Common Stock at the price of $0.50 per share or (ii) a convertible secured promissory note (each a "NEW NOTE" ) which provides for interest to accrue at various rates until the maturity date which is seven years after the Effective Date. At maturity, all principal and accrued interest will be due. For the period ending on the date that is twenty-four months after the Effective Date, each holder of a New Note may convert the amount of such New Note to shares of New Common Stock at the conversion price of $0.50 per share. The total number of shares of New Common Stock for which the DIP Notes may be exchanged directly for shares or converted through the New Notes for shares is 1,182,000 shares which equals approximately 12.71% of the New Common Stock that may be issued under the Plan. A total of $ 578,500 of the DIP Notes were exchanged for a New Note. In addition, the agent for the holders of the DIP Notes, which also served as the financial advisor to the Company in the debtor-in-possession financing transaction, will receive 118,200 Canopy/FFEC Warrants which if exercised equals approximately 1.27% of the New Common Stock that may be issued under the Plan.

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

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is reflected as additional interest expense during the three months ending September 30, 2000. As of June 30, 2001 the remaining balance of accrued interest payable was approximately $14,585.

Under terms of our Plan, the outstanding amount of the Debenture was treated as an unsecured debt and we are making payments in accordance with those terms. At June 30, 2002 the balance of the note was $271,349 which will be paid in eight equal quarterly installments. Also under the terms of the Plan, all of the unexercised warrants discussed above were cancelled upon the Effective Date of the Plan.

--------------------------------------------------------------------------------
                                     NOTE 8
                                  INCOME TAXES
--------------------------------------------------------------------------------

     The Company has cumulative net operating losses as of June 30, 2002, in excess of $64 million. The Company's ability to utilize its net operating losses to offset future taxable income may be limited under the Internal Revenue Code
Section 382 change in ownership rules. The Company has established a valuation reserve as it has not determined that it is more likely than not that the deferred tax asset is realizable.

The provision for income taxes for the year ended June 30, 2001 consists of the following:

                                                  JUNE 30, 2002    JUNE 30, 2001
                                                  -------------    -------------
Current tax expense (benefit)                     $          --    $          --
Deferred tax expense (benefit)                               --               --
                                                  -------------    -------------
(Benefit) for income taxes                        $          --    $          --
                                                  =============    =============

Deferred income tax assets (liabilities) at June 30, 2001 consist of the following:

                                                           June 30, 2002    June 30, 2001
                                                           -------------    -------------
Current deferred tax assets (liabilities):
  Reserves and other accruals                              $     500,000    $     830,000
  Valuation Allowance                                           (500,000)        (830,000)
                                                           -------------    -------------
     Total current deferred tax assets (liabilities)        $          --    $          --
                                                           =============    =============

Non-current deferred tax assets (liabilities):
  Amortization of goodwill                                 $          --    $      19,000
  Net operating loss carry forward                            20,740,000       23,790,000
  Valuation allowance                                        (20,740,000)     (23,809,000)
                                                           -------------    -------------
     Total non-current deferred tax assets (liabilities)              --               --
                                                           -------------    -------------
          Net deferred tax asset (liability)               $          --    $          --
                                                           =============    =============

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                     NOTE 9
                              STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

REVERSE STOCK SPLIT

     Share amounts in the accompanying consolidated financial statements of the Predecessor Company and notes to the consolidated financial statements give retroactive effect to a one-for-ten reverse stock split effective June 1998.

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

PREFERRED STOCK

     The Board of Directors has designated 100,000 shares of Series A Convertible Preferred Stock, (Preferred Stock) and during fiscal 1999, the Company issued 10,895 shares of Preferred Stock, at $100 per share. Net proceeds from the issuance of Preferred Stock was approximately $869,000. These shares have a liquidation preference of $100 per share, and are entitled to a $10 per share cumulative, annual dividend, accrued quarterly commencing April 1, 1999, and payable at the discretion of the Company. The Company, at its discretion, may redeem the Preferred Stock whenever the price of its common stock is equal to or greater than $9.00 per share 20 out of 30 consecutive trading days. Each share of Preferred Stock may be converted, at the option of the holder into common stock at a conversion rate of one share for every $6.00 of principal converted. In addition, the Preferred Stock automatically converts into common stock whenever the price of the Company's common stock is equal to or greater than $13.50 per share 20 out of 30 consecutive trading days. During March through May 2000, shareholders converted 3,305 shares of Preferred Stock to 55,086 shares of the Company's common stock. Upon the Effective Date of our Plan, all shares of preferred stock were cancelled.

WARRANTS TO PURCHASE COMMON STOCK

     The Company had outstanding warrants, issued in connection with various financing and consulting transactions.

As of June 30, 2002 the following groups of warrants were outstanding:

     Expiration Date             Exercise Price             Common Shares
     ---------------             --------------             -------------
     August - 2003                    0.65                      150,000
     May - 2003                       0.65                      150,000
     June - 2004                      0.65                      220,000
     May - 2005                       0.65                      372,046

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of June 30, 2001 the following groups of warrants were outstanding*:

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

*Upon the Effective Date of our Plan, the above warrants outstanding as of June 30, 2001 were cancelled.

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

     Under terms of our Plan, all of the unexercised warrants discussed above were cancelled upon the Effective Date of the Plan.

     The Transition Management Team collectively has received 300,000 shares of New Common Stock and warrants to purchase 300,000 shares of New Common Stock (each a "TRANSITION WARRANT"). The terms of the Transition Warrants provide for a one-year exercise period from the Effective Date and an exercise price of $0.65 per share. Fifty percent of the total number of shares of New Common Stock

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and Transition Warrants were distributed to members of the Transition Management Team on May 21, 2002 with the balance distributed on August 19, 2002. The total amount of New Common Stock issued directly to the Transition Management Team and from exercise of the New Warrants equals approximately 6.45% of the New Common Stock that may be issued under the Plan.

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

--------------------------------------------------------------------------------
                                     NOTE 10
                              EMPLOYEE COMPENSATION
--------------------------------------------------------------------------------

401K PLAN

     The Company sponsors a defined contribution 401(k) Savings Plan for its employees. Company contributions to the plan are discretionary and totaled $9,899 and $23,036 for the years ended June 30, 2002 and 2001, respectively.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK OPTION PLAN

     Our Board of Directors adopted, and our shareholders approved, effective December 1998, the 1998 Equity Incentive Plan (the "ESOP"). In December 2000, the Board of Directors amended the ESOP to increase the number of shares of our common stock available under the ESOP. The purpose of the ESOP is to promote the interests of our company and to motivate, attract and retain the services of persons upon whose judgment, efforts and contributions the success of our business depends. A further purpose of the ESOP is to align the personal interests of such persons with the interests of our shareholders through equity participation in our growth and success. The ESOP provides for granting options, incentive stock options and restricted stock awards, or any combination of the foregoing for up to 12,000,000 shares of our common stock. Our bankruptcy filing has stayed the enforcement by an option holder of the terms of any unexercised option grant. The effect of this is that no unexercised option can now be exercised unless the Bankruptcy Court directs otherwise. As of June 30, 2001, a total of 12,048,368 stock options were outstanding of which 8,250,353 were vested under the ESOP. A total of 101,500 options to purchase shares under the ESOP have been exercised.

Information with respect to stock options outstanding as of June 30, 2002, is as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                    -----------   --------------
Options outstanding at July 1, 2000                     747,000    $       2.94
  Granted                                            11,301,368            0.61
  Exercised                                                  --              --
  Canceled                                                   --              --
                                                   ------------    ------------
Options outstanding at June 30, 2001                 12,048,368    $       0.75
                                                   ------------    ------------
  Granted                                                    --              --
  Exercised                                                  --              --
  Canceled                                           12,048,368            0.75
Options outstanding at June 30, 2002                         --    $         --
                                                   ============    ============
Options exercisable at June 30, 2002                         --
                                                   ============
Weighted average fair value per share
  of options granted                                               $         --
                                                                   ============

Under terms of our Plan, all outstanding options were cancelled upon the Effective Date of the Plan, therefore no options were outstanding as of June 30, 2002.

                             EBIZ ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following pro forma disclosures of net loss are made assuming the Company had accounted for the stock options pursuant to the provision of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------
Net income (loss):
  As reported                                    $   7,595,406    $ (49,090,384)
  Pro forma                                      $   7,595,406    $ (52,050,412)
                                                 -------------    -------------
Income (loss) per common and common share equivalent:
  As reported - basic                            $        0.23    $       (2.32)
  As reported - diluted                          $        0.23    $       (2.32)
  Pro forma - basic                              $        0.23    $       (2.46)
  Pro forma - diluted                            $        0.23    $       (2.46)

The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during fiscal 2001: risk-free interest rate of 6.00%, expected life of one to five years, volatility factor of 80%, and an assumed dividend yield of 0%. Upon the Effective Date of our Plan, all outstanding unexercised options were cancelled.

--------------------------------------------------------------------------------
                                     NOTE 11
                          COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On January 24, 2001 our principal independent accountant, Arthur Andersen ("AA"), resigned. AA issued a qualified opinion for our fiscal year 2000 financial statements, the last completed year for which AA rendered an opinion for us. There was no disagreement with AA which precipitated its resignation, and AA provided no reason or explanation for its resignation. Following the resignation of AA, Semple & Cooper, LLP was selected and approved as our principal independent accountant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Ebiz are:

     NAME                     AGE      POSITION
     ----                     ---      --------
     Bruce Parsons             56      President, Chief Executive Officer,
                                       and Director
     Dan Baker                 41      Director
     Darcy Mott                50      Director
     Allan Smart               42      Director
     Michael G. Colesante      35      Chief Financial Officer

     BRUCE PARSONS, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR. Mr. Parsons joined Ebiz as its President in January 2001 as a result of the acquisition of JBSI. In early October 2001 he assumed the additional duties of Chief Executive Officer. He is the former President of JBSI and has over 25 years of experience as an entrepreneur and in sales, marketing and strategic management roles. He was an original co-founder of JBSI in 1979, and co-managed the company through its acquisition by Decision Data Services, Inc. in 1986. In 1988, he co-founded and served as president of Prologue Technology, Inc., a UNIX Systems Integrator. In 1989, Mr. Parsons became General Manager and Vice President of the Western Pacific Data Systems Distribution Division as a result of the acquisition of Prologue Technology by Western Pacific Data Systems. Western Pacific Data Systems was in turn acquired by Microware Distributors in 1992. Mr. Parsons remained with Microware Distributors until 1993, when he returned to JBSI. Mr. Parsons acted as JBSI President from 1993 to 1994, and from 1995 to 1999 as Executive Vice President of Sales and Marketing. Mr. Parsons was President of Ebiz at the time of its bankruptcy filing on September 7, 2001 and earlier during 2001 had served as a director of the company.

     DAN BAKER, DIRECTOR. Ebiz Enterprises, Inc. Director since June 20, 2002. Prior to joining The Canopy Group, Inc. in 2000, Mr. Baker spent 12 years at Novell, Inc. in a variety of finance positions spanning financial planning and analysis, external financial reporting, regional controllership, risk management, and treasury management. Mr. Baker currently serves as Director of Finance of Canopy.

     DARCY G. MOTT has served as a director of the Company since June 2002. Mr. Mott has served as Vice President, Treasurer and Chief Financial Officer of Canopy, a management and resource company, since May 1999. Prior to joining Canopy, Mr. Mott served as Vice President and Treasurer of Novell, a provider of Internet business solutions, from December 1995 to September 1998 and prior to serving in that position, Mr. Mott served in various other financial management positions for Novell since September 1986. Mr. Mott worked for Arthur Andersen LLP, a global provider of professional services from 1977 to 1986. Mr. Mott has served as a member of the board of directors of Altiris, Inc., a software and systems management company, since May 2000, of The SCO Group, Inc. a company that provides Linux-based solutions, since March 2002 and of MTI Technology Corporation, a mass storage and high availability company, since July 2002. Mr. Mott also serves as a member of the board of directors of various privately held companies. Mr. Mott is a certified public accountant and holds a B.S. degree in Accounting from Brigham Young University.

     ALLAN SMART, DIRECTOR. Ebiz Enterprises, Inc. Director since June 20, 2002. Mr. Smart joined The Canopy Group, Inc. as the Director of Business Development in January of 2002. Prior to joining Canopy, he held the position of Executive Vice President and board member for Lineo Korea, a joint venture between Samsung and Lineo, Inc. Previously, he held the position of Director of Education Services and Director of Technical Services at Caldera Systems. Mr. Smart currently serves as Vice President of business development of Canopy.

     MICHAEL G. COLESANTE, CHIEF FINANCIAL OFFICER. Mr. Colesante joined Ebiz as Chief Operating Officer in January 2001 and became Chief Financial Officer in October 2001 responsible for all company accounting and finances. Prior to joining Ebiz, he served as controller of JBSI beginning in January 1993 and as Chief Financial Officer from 1995 until early January 2001. Mr. Colesante holds a bachelor's degree in Accounting from New York State University. Mr. Colesante served as Chief Operating Officer of Ebiz at the time of its bankruptcy filing on September 7, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The following information relates to reports under Section 16(a) of the Exchange Act that were not timely filed by officers, directors and beneficial owners of 10% or more of Ebiz's common stock during the fiscal year ended June 30, 2002. This information is based on a review of Section 16(a) reports furnished to Ebiz.

     The Canopy Group, Inc. failed to file two reports on Form 4 for shares of New Common Stock received under the terms of our Plan and comprising a total of 2,598,175 shares of New Common Stock, a total of 253,846 of Canopy/FFEC Warrants and a total of 19,893 Unsecured Creditors Warrants.

     Bruce Parsons failed to timely file one report Form 4 for a total of 22,400 of New Common Stock and 22,400 of Transition Warrants received under the terms of the Plan. The required Form 4 was filed on September 11, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     The following table is based upon compensation for the fiscal years ended June 30, 2002, 2001 for those individuals who served as executive officers during the last completed fiscal year ending June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                           FISCAL                ANNUAL
                            YEAR              COMPENSATION           AWARDS
                           ------          -------------------     ----------
                                                                   SECURITIES
                                                                   UNDERLYING
      NAME                                  SALARY       BONUS      OPTIONS
      ----                                 --------      -----     ----------
Bruce Parsons               2002           $115,125     $11,953      89,600(1)
President and               2001           $ 69,250     $15,938     478,179(2)
Chief Executive
Officer

Mike Colesante              2002           $109,207     $1,875        89,600(3)
Chief Financial             2001           $ 57,913     $  625       469,905(4)
Officer

Dave Shaw(5)                2002           $ 59,959     $8,614        78,400(6)
Chief Executive             2001           $110,416     $6,563       758,500(7)
Officer

Don Young                   2002           $109,081     $1,875        89,600(8)
Director of                 2001           $ 57,913     $  625       632,723(9)
Engineering

----------
(1) Includes 44,800 shares of New Common Stock and 44,800 Transition Warrants issued as a member of the Transition Management Team under terms of our Plan.
(2)  Cancelled on the effective date of the Plan.
(3) Includes 44,800 shares of New Common Stock and 44,800 Transition Warrants issued as a member of the Transition Management Team under terms of our Plan.
(4)  Cancelled on the effective date of the Plan.
(5)  Mr. Shaw served as CEO from October 2000 until October 2001.
(6) Includes 39,200 shares of New Common Stock and 39,200 Transition Warrants issued as a member of the Transition Management Team under terms of our Plan.
(7)  Cancelled on the effective date of the Plan.
(8) Includes 44,800 shares of New Common Stock and 44,800 Transition Warrants issued as a member of the Transition Management Team under terms of our Plan.
(9)  Cancelled on the effective date of the Plan.

DIRECTOR COMPENSATION

     All authorized out-of-pocket expenses incurred by a director on our behalf are subject to reimbursement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2002, the ownership of each person we know to be the beneficial owner of five percent or more of our New Common Stock, each executive officer and director individually, and all executive officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

                                                    AMOUNT AND       PERCENT OF
NAME AND ADDRESS                                    NATURE OF        BENEFICIAL
OF BENEFICIAL OWNER                              BENEFICIAL OWNER     OWNERSHIP
-------------------                              ----------------     ---------
The Canopy Group, Inc.*
240 West Center Street
Orem, UT 84057                                      2,871,914(1)        82.09%

Bruce Parsons*
13715 Murphy Rd., Ste. D
Stafford, TX 77477                                     89,600(2)         2.56%

Mike Colesante*
13715 Murphy Rd., Ste. D
Stafford, TX 77477                                     89,600            2.56%

Dan Baker
333 South 520 West ste 300
Lindon, UT 84042                                    2,871,914(4)        82.09%

Darcy Mott
333 South 520 West ste 300
Lindon, UT 84042                                    2,871,914(5)        82.09%

Allan Smart
333 South 520 West ste 300
Lindon, UT 84042                                    2,871,914(6)        82.09%

All Directors and Executive Officers as a Group       179,200            5.12%

----------
(1) INCLUDES WARRANTS EXERCISEABLE AT $.65 PER SHARE FOR 273,739 SHARES OF NEW COMMON STOCK.
(2) INCLUDES WARRANTS EXERCISEABLE AT $.65 PER SHARE FOR 44,800 SHARES OF NEW COMMON STOCK.
(3) INCLUDES WARRANTS EXERCISEABLE AT $.65 PER SHARE FOR 44,800 SHARES OF NEW COMMON STOCK.
(4) MR. BAKER'S SHARES INCLUDE 2,871,914 SHARES HELD BY CANOPY. MR. BAKER DISCLAIMS BENEFICIAL OWNERSHIP OF THESE SHARES, EXCEPT AS TO HIS PECUNIARY INTEREST THEREIN.
(5) MR. MOTT'S SHARES INCLUDE 2,871,914 SHARES HELD BY CANOPY. MR. MOTT DISCLAIMS BENEFICIAL OWNERSHIP OF THESE SHARES, EXCEPT AS TO HIS PECUNIARY INTEREST THEREIN.
(6) MR. SMART'S SHARES INCLUDDE 2,871,914 SHARES HELD BY CANOPY. MR. SMART DISCLAIMS BENEFICIAL OWNERSHIP OF THESE SHARES, EXCEPT AS TO HIS PECUNIARY INTEREST THEREIN.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     JBSI ACQUISITION. In January 2001 we acquired JBSI under an agreement and plan of merger whereby a newly created and wholly-owned subsidiary of ours was merged into JBSI. By way of the agreement and plan of merger, shareholders of JBSI and those with options to acquire shares of JBSI common stock received shares of our common stock and options to acquire shares of our common stock, respectively. In addition, employment agreements were executed between us and several people in the company, four of which were formerly with JBSI. Therefore, as a result of the agreement and plan of merger Bruce Parsons, President and Chief Executive Officer, held a beneficial interest in 722,903 shares of our common stock which were received under the agreement and plan of merger and options to purchase an additional 478,178 shares of our common stock at various prices. The option to purchase 278,178 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 200,000 shares of our common stock was granted to Mr. Parsons per his employment agreement. Mike Colesante, CFO, directly held 91,655 shares of our common stock and options to acquire 378,250 shares of our common stock. The option to purchase 278,250 shares of our common stock was obtained pursuant to the agreement and plan of merger and the remaining option to purchase 100,000 shares of our common stock was granted to Mr. Colesante per his employment agreement. As a result of our Plan confirmation, the employment contracts have been extinguished . All of those individuals who were parties to those employment contracts that are currently employed with us are employed on an "at-will" basis. In addition, all shares of common stock and unexercised options granted to those individuals have been cancelled.

     DEBTOR-IN-POSSESSION FINANCING. Following our bankruptcy filing on September 7, 2001 and prior to the confirmation of our Plan on April 11, 2002, we completed various transactions related to the financing of working capital for our ongoing operations.

     On September 13, 2001 we entered into the Stipulation with Canopy which allowed us to use 95% of the collections received from pre-petition accounts receivable on which Canopy held a security interest. In exchange for this agreement, we granted to Canopy a first lien security interest in all of our post petition receivables, inventory and the proceeds thereof. In addition, we may use 95% of the proceeds from all post petition accounts receivable and inventory to operate our business. The remaining 5% is to be applied to the outstanding balance of the debt owed to Canopy which approximates $4,100,000. The Stipulation has provided some temporary relief for the cash flow challenges we continue to experience.

     On September 24, 2001 we entered into the Secured Line with Caldera. Under terms of the Secured Line, Caldera provided a $250,000 line of credit to facilitate the purchase of product from Caldera. In exchange for the granting of the line of credit, we executed a promissory note for $542,125.61 representing the pre-petition debt owed to Caldera and granted a junior security interest in all of our assets to Caldera to secure the promissory note and all amounts that may become due and owing under the line of credit.

     On November 8, 2001 we entered into the Dealer Loan with Textron, and the LOC with Canopy. Under the terms of the Dealer Loan, Textron provided to us credit and financing in the amount of $500,000 to facilitate the purchase of goods and inventory on favorable terms from our suppliers. This has provided assistance in filling orders from our clients and meeting the demand for our products. Under the LOC, Canopy has provided a $500,000 letter of credit to secure the credit extended by Textron under the Dealer Loan.

     FINANCING POST CONFIRMATION OF OUR PLAN. On May 14, 2002 we entered into a line of credit loan agreement with Canopy. Under the terms of the agreement borrowings under the line of credit are limited to the lesser of $500,000 or 85% of eligible accounts receivable. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. In an amendment dated September 4, 2002 the total available under the line was increased to $700,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     2.1(1)         Asset Exchange Agreement by and among Genras, Jeffrey I.
                    Rassas, Vinculum and Aztore Holdings, dated as of March 18, 1998.

     2.2(6) Amended Joint Plan of Reorganization dated January 4, 2002 and three immaterial modifications to Amended Joint Plan of Reorganization

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

     10.25(5) Lock-Up Agreement, dated November 28, 2000, between Ebiz and various former shareholders of JBSI

     21.1           Subsidiaries

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 10-SB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 19, 1999.
(2) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 10-SB/A (AMENDMENT NO. 2) AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 30, 1999.
(3) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 10-KSB AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 13, 2000.
(4) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 20, 2000.
(5) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 19, 2001.
(6) INCORPORATED BY REFERENCE FROM EBIZ'S FORM 8-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 24, 2002.

REPORTS ON FORM 8-K

Form 8-K filed April 24, 2002 regarding confirmation of the Amended Joint Plan of Reorganization dated January 4, 2002 by the Federal bankruptcy court in Phoenix, Arizona.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EBIZ ENTERPRISES, INC.


Dated: October 15, 2002                 By /s/ Bruce Parsons
                                           -------------------------------------
                                           Bruce Parsons, President & Chief
                                           Executive Officer


                                        BOARD OF DIRECTORS


Dated: October 15, 2002                 By /s/ Bruce Parsons
                                           -------------------------------------
                                           Bruce Parsons, Director


Dated: October 15, 2002                 By /s/ Dan Baker
                                           -------------------------------------
                                           Dan Baker


Dated: October 15, 2002                 By /s/ Darcy Mott
                                           -------------------------------------
                                           Darcy Mott


Dated: October 15, 2002                 By /s/ Allan Smart
                                           -------------------------------------
                                           Allan Smart

                                 CERTIFICATIONS


I, Bruce Parsons, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ebiz Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated October 15, 2002                  By: /s/ Bruce Parsons
                                            ------------------------------------
                                            Bruce Parsons
                                            President & Chief Executive Officer


I, Mike Colesante, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ebiz Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated October 15, 2002                  By: /s/ Mike Colesante
                                            ------------------------------------
                                            Mike Colesante
                                            Chief Financial Officer