Form 10QSB
period 2002-09-30
EBIZ ENTERPRISES INC
filed 2002-11-14
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                           13715 Murphy Road, Suite D
                              Houston, Texas 77477
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     State the number of shares outstanding of the issuer's common equity outstanding as of October 31, 2002 was 3,401,265 shares of common stock, par value $.001.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [ ] No [X]

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                     PAGE NUMBER
                                                                     -----------

Item 1.  Financial Statements .........................................    3
         Consolidated Balance Sheets
           September 30, 2002 (unaudited) and June 30, 2002 ...........    3
         Consolidated Statements of Operations
           For the Three Months Ended September 30, 2002
           (unaudited) and 2001 (unaudited) ...........................    4
         Consolidated Statements of Cash Flows
           For the Three Months Ended September 30, 2002
           (unaudited) and 2001 (unaudited) ...........................    5
         Notes to the Financial Statements ............................    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................    6

Item 3.  Controls and Procedures ......................................    8

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings ............................................    9

Item 2.  Changes in Securities and Use of Proceeds ....................    9

Item 6.  Exhibits and Reports on Form 8-K .............................    9


                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                             EBIZ ENTERPRISES, INC.
                           Consolidated Balance Sheets
                      September 30, 2002 and June 30, 2002

                                                                                    Reorganized
                                                                                      Company
                                                                            ----------------------------
                                                                           September, 30      June 30,
                                                                                2002           2002
                                                                            ------------    ------------
                                     Assets                                  Unaudited
Current Assets:
  Cash                                                                      $         --    $    164,821
  Accounts receivable, net of allowance for doubtful accounts of $254,223
    and $278,251 at September 30, 2002 and June 30, 2002, respectively           614,928         571,654
  Inventory, net                                                                 150,319         100,114
  Prepaid expenses and other current assets                                      102,200         158,809
  Deferred Loan Fees, net                                                         10,751          10,751
                                                                            ------------    ------------
          Total current assets                                                   878,198       1,006,149
Property and Equipment, net                                                      289,833         317,049
Deferred Loan Fees, net                                                           49,274          51,961
Reorganized value in excess of amounts allocable to identifiable assets        9,481,016       9,496,016
Other Assets                                                                       6,853           7,516
                                                                            ------------    ------------
                                                                            $ 10,705,174    $ 10,878,691
                                                                            ============    ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                          $  2,108,428    $  1,966,041
  Accrued expenses                                                               813,684         769,454
  Notes payable                                                                  672,202         667,838
  Related party notes payable                                                  1,233,768         947,974
  Convertible Debenture, net of discount                                                              --
                                                                            ------------    ------------
          Total current liabilities                                            4,828,082       4,351,307

Notes payable                                                                    622,088         769,115
Related party notes payable                                                    3,372,189       3,315,415
Convertible debenture, net of discount                                           575,545         584,410
                                                                            ------------    ------------
          Total liabilities                                                    9,397,904       9,020,247
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common Stock Subscribed                                                         73,311       1,646,436
  Common stock; $0.001 par value; 70,000,000 shares authorized;
    3,401,265 and 697,214 shares issued and outstanding at September 20,
    2002 and June 30, 2002, respectively                                           3,401             697
  Additional paid-in capital                                                   2,057,421         452,492
  Accumulated deficit                                                           (826,863)       (241,181)
                                                                            ------------    ------------
          Total stockholders' equity (deficit)                                 1,307,270       1,858,444
                                                                            ------------    ------------
                                                                            $ 10,705,174    $ 10,878,691
                                                                            ============    ============

      See the accompanying notes to these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
                           For the three months ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                   Reorganized     Predecessor
                                                     Company         Company
                                                   ------------    ------------
                                                   Three Months    Three Months
                                                      Ended           Ended
                                                   September 30,   September 30,
                                                       2002            2001
                                                   ------------    ------------
Net Revenue                                        $  2,029,333    $  1,625,535
Cost of Sales                                         1,678,015       1,387,364
                                                   ------------    ------------
      Gross profit                                      351,318         238,171

Selling, General and Administrative Expenses            811,399       1,382,712
Depreciation and Amortization                            26,330         176,557
Provisions for Doubtful Accounts                             --          30,000
                                                   ------------    ------------
  Loss from Operations                                 (486,411)     (1,351,098)

Other Income (Expense):
  Interest Expense                                      (99,522)       (288,915)
  Interest  & Other income                                  251           3,346
                                                   ------------    ------------
Net Loss                                               (585,682)     (1,636,667)
                                                   ------------    ------------

Dividends on preferred stock                                 --         (18,975)
                                                   ------------    ------------
Net Loss Attributable To Common Stockholders       $   (585,682)   $ (1,655,642)
                                                   ============    ============

Net Loss Per Common Share, Basic and Diluted       $      (0.41)   $      (0.05)
                                                   ============    ============

Weighted Average Common Shares: Basic and Diluted     1,434,691      34,062,328
                                                   ============    ============

     See the accompanying notes to these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows
                           For the three months ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                                           Reorganized     Predecessor
                                                                                             Company         Company
                                                                                           ------------    ------------
                                                                                           Three Months    Three Months
                                                                                              Ended           Ended
                                                                                           September 30,   September 30,
                                                                                               2002            2001
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $   (585,682)   $ (1,636,667)
  Adjustments to reconcile net loss to net cash provided (used) in operating activities-
    Depreciation and amortization                                                                26,330         176,557
    Recovery of prepetition settlement                                                           15,000              --
    Stock issued for management services                                                         24,375              --
    Amortization (capitalization) of discount and loan fees                                     (62,712)        110,545
    Changes in assets and liabilities:
      Accounts receivable, net                                                                  (43,274)      1,746,318
      Inventory, net                                                                            (50,205)        681,582
      Prepaid expenses and other assets                                                          57,272          17,765
      Deferred financing fees, net                                                               65,399              --
      Accounts payable                                                                          142,387         490,952
      Accrued expenses                                                                           44,230          80,135
                                                                                           ------------    ------------
            Net cash provided (used) in operating activities                                   (366,880)      1,667,187
                                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of furniture, fixtures, intellectual property and equipment, net                  886         (10,321)
                                                                                           ------------    ------------
            Net cash provided (used) in investing activities                                        886         (10,321)
                                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under secured convertible note                                         (8,865)     (1,965,910)
  Borrowings under Related parties notes payable                                                342,568         (41,278)
  Borrowings (repayments) of notes payable                                                     (142,663)         (4,931)
  Transfer from restricted cash (non-current), net                                                   --           8,879
  Sale of stock, net of expenses                                                                 10,133              --
                                                                                           ------------    ------------
           Net cash provided (used) by financing activities                                     201,173      (2,003,240)
                                                                                           ------------    ------------

  Net decrease in cash                                                                         (164,821)       (346,374)
  Cash, beginning of period                                                                     164,821         557,894
                                                                                           ------------    ------------
  Cash, end of period                                                                      $         --    $    211,520
                                                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                 $     42,122    $      9,161
                                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services                                                    $     24,375    $         --
                                                                                           ============    ============
  Dividends accrued on preferred stock                                                     $         --    $     18,975
                                                                                           ============    ============

     See the accompanying notes to these consolidated financial statements.

                             EBIZ ENTERPRISES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ending September 30, 2002 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002.

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

RECENT DEVELOPMENTS

CONVERTIBLE DEBT INSTRUMENT. On October 28, 2002, The Canopy Group, Inc. ("Canopy") agreed to extend a revolving line of credit in the amount of $500,000 for the issuance by Ebiz Enterprises of a $500,000 "convertible debt instrument". The convertible debt instrument carries an annual interest rate of 9% paid quarterly beginning December 31, 2002. All principal and accrued but unpaid interest is due on December 31, 2003. At any time after the issuance of this note and prior to payment in full of the outstanding principal balance of this note, plus accrued interest, the note holder has the right, at the holder's option, to convert the outstanding principal and accrued interest, in whole or in part, into shares of the Company's common stock. The price per share at the time of conversion shall mean either (i) the price per share paid by investors in the next equity financing of $1,000,000 or more, or (ii) if an equity financing has not occurred, then the product of (a) .90 multiplied by (ii) the average of the closing bid and asked prices reported for the ten market days immediately preceding the date of conversion. The use of these funds will be roughly split in half between our new technology initiatives and general working capital aimed at continuing several other new or revised areas of the Company's business plan.

STOCK OPTION PLAN. On October 18, 2002 the Board of Directors approved the Ebiz Enterprises, Inc. 2002 Stock Option Plan ("Option Plan"). There are 750,000 shares of common stock that may be optioned and sold under the Option Plan. We anticipate registering the shares of common stock that may be optioned and sold under the Option Plan on Form S-8. As of October 31, 2002 no shares have been optioned. We anticipate submitting the Option Plan to a vote of our shareholders at our next scheduled annual meeting of the shareholders.

OVERVIEW

CONFIRMATION OF AMENDED JOINT PLAN OF REORGANIZATION. On September 7, 2001 we and our wholly owned subsidiary JBSI filed separate voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the federal bankruptcy court in Phoenix, Arizona. The bankruptcy court confirmed our Amended Joint Plan of Reorganization dated January 4, 2002 (the "PLAN") on April 11, 2002, and the Plan became effective on May 21, 2002. We have certain financial and other commitments and obligations under the terms of our Plan which impact our operations. Payments required under the plan are as follows: $1,411,028 in 2003; $1,280,343 in 2004; $799,690 in 2005; $753,857 in 2006; $1,156,346 in 2007 and
$593,894 in 2008. The long-term implementation of our business plan and our company strategies, as well as the achievement of the objectives of those strategies, is dependent upon, among other factors, our ability to successfully execute and fulfill the obligations of our confirmed Plan.

     NEW CAPITAL. Following the confirmation of our Plan, we have been successful in raising additional capital to support the implementation of our business plan and company strategies. On May 14, 2002 we entered into a line of credit loan agreement with Canopy. Under the terms of the agreement borrowings under the line of credit are limited to the lesser of $500,000 or 85% of eligible accounts receivable. The line of credit is secured by all accounts receivable, inventory and property and equipment of the Company. In an amendment dated September 4, 2002 the total amount available under the line was increased to $700,000. On October 28, 2002, Canopy agreed to extend a revolving line of credit in the amount of $500,000 for the issuance by Ebiz Enterprises of a $500,000 "convertible debt instrument". SEE, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT DEVELOPMENTS. Even with the transactions set forth above, we have need for additional capital and are continuing our efforts to locate and raise additional capital.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Net revenues for the three months ended September 30, 2002 were $2,029,333 compared to $1,625,535 in the three months ended September 30, 2001. The $403,798 increase, 24.8%, from the prior period, was due to the addition of several new customers.

Cost of sales for the three months ended September 30, 2002 was $1,678,015 as compared to $1,387,364, an increase of $290,651 related to the increase in revenues. The cost of sales percentage decreased to 82.7% of sales, down from 85.3% of sales for the same period in 2001, which resulted in a corresponding gross profit margin increase to 17.3% from 14.7% for the respective periods. The increase reflects a shift in product mix towards higher gross profit margin products. The gross profit for the fiscal quarter ended September 30, 2002 was $351,318, an increase of $113,147 from the fiscal quarter ended September 30, 2001.

Selling, general and administrative expense was $811,399, or 40% of revenue, for the three months ended September 30, 2002 as compared to $1,382,712, or 85% of revenue, for the same period in 2001. The decrease of $571,313, or 41.3%, was due to decreases in personnel related costs, marketing and advertisement, professional fees and rent expense.

Interest expense for the three months ended September 30, 2002 was $99,522 as compared to $288,915 for the three months ended September 30, 2001. The decrease of $189,393 was principally due to the debt restructuring from the implementation of the Chapter 11 plan of reorganization. The reduced interest and other income of $251 for the three months ended September 30, 2002 as compared to $3,346 for the same period in 2000, was primarily related to the reduced cash on hand.

The preceding factors resulted in a net loss attributable to common stockholders of $585,682 or $0.41 per basic and diluted share for the three months ended September 30, 2002 as compared to a net loss attributable to common stockholders of $1,655,642, or $0.05 per basic and diluted share, for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash used in operating activities for the three months ended September 30, 2002 was $366,880 as compared to $1,667,187 provided in the three months ended September 30, 2001. The operating cash shortage was financed through an accounts receivable revolving line of credit.

The net cash used in investing activities during the three months ending September 30, 2002 was $886.

The net cash provided by financing activities during the three months ended September 30, 2002 was $201,173. The cash was provided by an increase in borrowings under the terms of the accounts receivable revolving line of credit.

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

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB for the fiscal year ended June 30, 2002, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer and Chief Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings and have certain outstanding claims as described in our Form 10-KSB for the year ended June 30, 2002. Certain outstanding vendor claims have been settled. Management believes that all such matters are within ordinary levels for an organization of our size and nature.

Management believes that these disputes will be resolved without material adverse consequences to operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of our Plan, a total of 150,000 shares of our common stock and one year warrants to purchase a total of 150,000 shares of our common stock at $0.65 per share were issued to the Transition Management Team (as defined in the Plan) effective August 19, 2002. The shares of common stock and the warrants were issued under the provisions of Section 1145 of the Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 99.1
     Exhibit 99.2

(b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                        EBIZ ENTERPRISES, INC.


Dated: November 14, 2002                By: /s/ Mike Colesante
                                            ------------------------------------
                                            Mike Colesante
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, Bruce Parsons, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ebiz Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated November 14, 2002                 By: /s/ Bruce Parsons
                                            ------------------------------------
                                            Bruce Parsons
                                            President & Chief Executive Officer

I, Mike Colesante, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ebiz Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated November 14, 2002                 By: /s/ Mike Colesante
                                            ------------------------------------
                                            Mike Colesante
                                            Chief Financial Officer