Form 10QSB
period 2002-12-31
EBIZ ENTERPRISES INC
filed 2003-02-14
CIK 1094944

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

State the number of shares outstanding of the issuer's common equity outstanding as of January 31, 2003 was 3,416,169 shares of common stock, par value $.001.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes [ ] No [X]

                             EBIZ ENTERPRISES, INC.
                              INDEX TO FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                     PAGE NUMBER
                                                                     -----------

Item 1. Financial Statements .........................................    3
        Consolidated Balance Sheets
          December 31, 2002 (unaudited) and June 30, 2002 ...........     3
        Consolidated Statements of Operations
          For the Three and Six Months Ended December 31, 2002
          (unaudited) and 2001 (unaudited) ...........................    4
        Consolidated Statements of Cash Flows
          For the Six Months Ended December 31, 2002
          (unaudited) and 2001 (unaudited) ...........................    5
        Notes to the Financial Statements ............................    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................    6

Item 3. Controls and Procedures ......................................    8

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings ............................................    9

Item 2. Changes in Securities and Use of Proceeds ....................    9

Item 6. Exhibits and Reports on Form 8-K .............................    9


                                   SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             EBIZ ENTERPRISES, INC.
                           Consolidated Balance Sheets
                       December 31, 2002 and June 30, 2002

                                                                 Reorganized Company
                                                             ----------------------------
                                                             December, 31       June 30,
                                                                 2002            2002
                                                             ------------    ------------
Assets                                                        (Unaudited)
Current Assets:
  Cash                                                       $        865    $    164,821
  Accounts receivable, net of allowance for doubtful
    accounts of $248,460 and $278,251 at December 31,
    2002 and June 30, 2002, respectively                        1,074,414         571,654
  Inventory, net                                                  135,139         100,114
  Prepaid expenses and other current assets                       162,844         158,809
  Deferred Loan Fees, net                                          15,465          10,751
                                                             ------------    ------------
             Total current assets                               1,388,727       1,006,149
Property and Equipment, net                                       304,947         317,049
Deferred Loan Fees, net                                            46,586          51,961
Reorganized value in excess of amounts allocable to
  identifiable assets                                           9,430,504       9,496,016
Other Assets                                                        6,190           7,516
                                                             ------------    ------------
                                                             $ 11,176,954    $ 10,878,691
                                                             ============    ============
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                           $  2,678,008    $  1,966,041
  Accrued expenses                                                848,927         769,454
  Notes payable                                                   672,202         667,838
  Related party notes payable                                   1,835,098         947,974
                                                             ------------    ------------
                         Total current liabilities              6,034,235       4,351,307

Notes payable                                                     487,211         769,115
Related party notes payable                                     3,385,831       3,315,415
Convertible debenture, net of discount                            584,410         584,410
                                                             ------------    ------------
                         Total liabilities                     10,491,687       9,020,247
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Common Stock Subscribed                                          73,311       1,646,436
  Common stock; $0.001 par value; 70,000,000
    shares authorized; 3,401,265 and 697,214 shares
    issued and outstanding at December 31, 2002
    and June 30, 2002, respectively.                                3,401             697
  Additional paid-in capital                                    2,057,421         452,492
  Accumulated deficit                                          (1,448,866)       (241,181)
                                                             ------------    ------------
             Total stockholders' equity (deficit)                 685,267       1,858,444
                                                             ------------    ------------
Total Liabilities                                            $ 11,176,954    $ 10,878,691
                                                             ============    ============

      See the accompanying notes to these consolidated financial statements

                             EBIZ ENTERPRISES, INC.
                      Consolidated Statements of Operations
                       For the three and six months ended
                           December 31, 2002 and 2001

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 DECEMBER 31,                   DECEMBER 31,
                                                         ----------------------------    ----------------------------
                                                             2002            2001           2002             2001
                                                                 (Unaudited)                     (Unaudited)
                                                         Reorganized     Predecessor     Reorganized     Predecessor
                                                           Company         Company         Company         Company
                                                         ------------    ------------    ------------    ------------
Net Revenue                                              $  2,153,854    $  2,039,197    $  4,183,187    $  3,664,732
Cost of Sales                                               1,747,945       1,720,600       3,425,960       3,107,964
                                                         ------------    ------------    ------------    ------------
     Gross profit                                             405,909         318,597         757,227         556,768

Selling, General and Administrative Expenses                  879,014         822,921       1,690,413       2,205,633
Depreciation and Amortization                                  26,330         176,557          52,660         353,114
Provisions for Doubtful Accounts                                   --              --              --          30,000
                                                         ------------    ------------    ------------    ------------
   Loss from Operations                                      (499,435)       (680,881)       (985,846)     (2,031,979)

Other Income (Expense):
   Interest Expense                                          (122,782)       (108,573)       (222,304)       (397,488)
   Interest & Other income                                        214             585             465           3,931
                                                         ------------    ------------    ------------    ------------
Net Loss                                                     (622,003)       (788,869)     (1,207,685)     (2,425,536)
                                                         ------------    ------------    ------------    ------------

Dividends on preferred stock                                       --                              --         (18,975)
                                                         ------------    ------------    ------------    ------------
Net Loss Attributable To Common Stockholders             $   (622,003)   $   (788,869)   $ (1,207,685)   $ (2,444,511)
                                                         ============    ============    ============    ============

Net Loss Per Common Share, Basic and Diluted             $      (0.43)   $      (0.02)   $        .50    $      (0.07)
                                                         ============    ============    ============    ============

Weighted Average Common Shares: Basic and Diluted           3,401,265      34,062,328       2,420,625      34,062,328
                                                         ============    ============    ============    ============

See the accompanying notes to these consolidated financial statements.

EBIZ ENTERPRISES, INC.

Consolidated Statements of Cash Flows
For the six months ended
December 31, 2002 and 2001
Unaudited

                                                                       Reorganized    Predecessor
                                                                         Company        Company
                                                                       ------------   ------------
                                                                        Six Months     Six Months
                                                                           Ended          Ended
                                                                       December 30,   December 30,
                                                                           2002           2001
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(1,207,685)   $(2,425,536)
  Adjustments to reconcile net loss to net cash
   provided (used) in operating activities-
    Depreciation and amortization                                           26,330        353,114
    Recovery of prepetition settlement                                      41,500             --
    Stock issued for management services                                    24,375             --
    Amortization (capitalization) of discount and loan fees                (62,712)        85,173
    Accrued Interest added to principle balance                                 --        295,824
    Accounts Payable converted to debt                                          --         88,042
    Changes in assets and liabilities:
      Accounts receivable, net                                            (502,760)     1,931,273
      Inventory, net                                                       (35,025)       876,175
      Prepaid expenses and other assets                                     (2,709)        11,896
      Deferred financing fees, net                                          63,373             --
      Accounts payable                                                     735,979        (35,802)
      Accrued expenses                                                      79,473        (58,159)
                                                                       -----------    -----------
            Net cash provided (used) in operating activities              (839,861)     1,122,000
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of furniture, fixtures, intellectual property
   and equipment, net                                                      (14,228)       (16,023)
                                                                       -----------    -----------
            Net cash provided (used) in investing activities               (14,228)       (16,023)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under  line of credit                                          --     (1,764,243)
  Borrowings (repayments) under secured convertible note                        --             --
  Borrowings under Related parties notes payable                           957,540        (23,543)
  Borrowings (repayments) of notes payable                                (277,540)       (14,546)
  Transfer from restricted cash (non-current), net                              --        258,879
  Sale of stock, net of expenses                                            10,133             --
                                                                       -----------    -----------
            Net cash provided (used) by financing activities               690,133     (1,543,453)
                                                                       -----------    -----------

  Net decrease in cash                                                    (163,956)      (437,476)
  Cash, beginning of period                                                164,821        557,894
                                                                       -----------    -----------
  Cash, end of period                                                  $       865    $   120,418
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $    81,861    $    16,389
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND OPERATING ACTIVITIES:
  Issuance of common stock for services                                $    24,375    $        --
                                                                       ===========    ===========
  Dividends accrued on preferred stock                                 $        --    $    18,975
                                                                       ===========    ===========
  Accrued interest added to principle of Debt                                   --        295,824
  Account Payable converted to debt                                             --         88,042

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month period ending December 31, 2002 may not necessarily be indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2002.

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

RECENT DEVELOPMENTS

SECURED CONVERTIBLE DEBT INSTRUMENT. On October 28, 2002, The Canopy Group, Inc. ("Canopy") agreed to extend a revolving line of credit in the amount of $500,000 for the issuance by Ebiz Enterprises of a $500,000 secured convertible promissory note. The convertible promissory note carries an annual interest rate of 9% paid quarterly beginning December 31, 2002 and is secured by a subordinated security interest in our assets. All principal and accrued but unpaid interest is due on December 31, 2003. At any time after the issuance of this note and prior to payment in full of the outstanding principal balance of this note, plus accrued interest, the note holder has the right, at the holder's option, to convert the outstanding principal and accrued interest, in whole or in part, into shares of the Company's common stock at a price per share determined as follows. The price per share at the time of conversion shall mean either (i) the price per share paid by investors in the next equity financing of $1,000,000 or more following issuance of the secured promissory note, or (ii) if an equity financing has not occurred, then the product of (a) .90 multiplied by
(ii) the average of the closing bid and asked prices reported for the ten market days immediately preceding the date of conversion. The use of these funds will be roughly split in half between our new technology initiatives and general working capital aimed at continuing several other new or revised areas of the Company's business plan.

STOCK OPTION PLAN. On October 18, 2002 the Board of Directors approved the Ebiz Enterprises, Inc. 2002 Stock Option Plan ("Option Plan"). There are 775,000 shares of common stock that may be optioned and sold under the Option Plan. On February 6, 2003 we filed Form S-8 for the purpose of registering the shares of common stock that may be optioned and granted under the Option Plan . As of January 31, 2003 no shares have been granted. We anticipate submitting the Option Plan to a vote of our shareholders at our next scheduled annual meeting of the shareholders.

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

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net revenues for the three months ended December 31, 2002 were $2,153,854 compared to $2,039,197 in the three months ended December 31, 2001. The $114,657 increase, 5.6%, from the prior period, was due to the addition of several new customers.

Cost of sales for the three months ended December 31, 2002 was $1,747,945 as compared to $1,720,600, an increase of $27,345 related to the increase in revenues. The cost of sales percentage decreased to 81.2% of sales, down from 84.4% of sales for the same period in 2001, which resulted in a corresponding gross profit margin increase to 18.8% from 15.6% for the respective periods. The increase reflects a shift in product mix towards higher gross profit margin products. The gross profit for the fiscal quarter ended December 31, 2002 was $405,909, an increase of $87,312 from the fiscal quarter ended December 31, 2001.

Selling, general and administrative expense was $879,014, or 41% of revenue, for the three months ended December 31, 2002 as compared to $822,921, or 40% of revenue, for the same period in 2001. The increase of $56,093, or 6.8%, was due to increases in personnel related costs, travel and marketing and advertisement.

Interest expense for the three months ended December 31, 2002 was $122,782 as compared to $108,573 for the three months ended December 31, 2001. The increase of $14,209 was principally due to increased borrowing on the accounts receivable line of credit. The reduced interest and other income of $214 for the three months ended December 31, 2002 as compared to $585 for the same period in 2001, was primarily related to the reduced cash on hand.

The preceding factors resulted in a net loss attributable to common stockholders of $622,003 or $0.43 per basic and diluted share for the three months ended December 31, 2002 as compared to a net loss attributable to common stockholders of $788,869, or $0.02 per basic and diluted share, for the three months ended December 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Net revenues for the six months ended December 31, 2002 were $4,183,187 compared to $3,664,732 in the six months ended December 31, 2001. The $518,455 increase, 14.1%, from the prior period, was due to the addition of several new customers.

Cost of sales for the six months ended December 31, 2002 was $3,425,960 as compared to $3,107,964, an increase of $317,996 related to the increase in revenues. The cost of sales percentage decreased to 81.9% of sales, down from 84.8% of sales for the same period in 2001, which resulted in a corresponding gross profit margin increase to 18.1% from 15.2% for the respective periods. The increase reflects a shift in product mix towards higher gross profit margin products. The gross profit for the fiscal quarter ended December 31, 2002 was $757,227, an increase of $200,459 from the six months ended December 31, 2001.

Selling, general and administrative expense was $1,690,413, or 40% of revenue, for the six months ended December 31, 2002 as compared to $2,205,633, or 60% of revenue, for the same period in 2001. The decrease of $515,220, or 23.4%, was due to decreases in personnel related costs, marketing and advertisement, professional fees and rent expense.

Interest expense for the six months ended December 31, 2002 was $222,304 as compared to $397,488 for the six months ended December 31, 2001. The decrease of $175,184 was principally due to the debt restructuring from the implementation of the Chapter 11 plan of reorganization. The reduced interest and other income of $465 for the six months ended December 31, 2002 as compared to $3,931 for the same period in 2001, was primarily related to the reduced cash on hand.

The preceding factors resulted in a net loss attributable to common stockholders of $1,207,685 or $0.50 per basic and diluted share for the six months ended December 31, 2002 as compared to a net loss attributable to common stockholders of $2,444,511, or $0.07 per basic and diluted share, for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash used in operating activities for the six months ended December 31, 2002 was $839,861 as compared to $1,122,000 provided in the six months ended December 31, 2001. The operating cash shortage was financed through an accounts receivable revolving line of credit.

The net cash used in investing activities during the six months ending December 31, 2002 was $14,228.

The net cash provided by financing activities during the six months ended December 31, 2002 was $690,133. The cash was provided by an increase in borrowings under the terms of the accounts receivable revolving line of credit.

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

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to our ability to successfully execute and fulfill the obligations of our confirmed Plan, the conversion of Canopy's debt to equity , those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB for the fiscal year ended June 30, 2002, including those in the Notes to Consolidated Financial Statements and in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and "DESCRIPTION OF BUSINESS - Factors Affecting Future Performance" sections which are incorporated by reference in this Form 10-QSB.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Pursuant to the $500,000 secured convertible promissory note issued to Canopy on October 28, 2002, at any time after the issuance of the convertible promissory note and prior to payment in full of the outstanding principal balance of the promissory note, plus accrued interest, the note holder has the right, at the holder's option, to convert the outstanding principal and accrued interest, in whole or in part, into shares of the Company's common stock at a price per share determined as follows. The price per share at the time of conversion shall mean either (i) the price per share paid by investors in the next equity financing of $1,000,000 or more following issuance of the secured promissory note, or (ii) if an equity financing has not occurred, then the product of (a) .90 multiplied by (ii) the average of the closing bid and asked prices reported for the ten market days immediately preceding the date of conversion.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 99.1  - Certification of Principal Executive Officer
Exhibit 99.2  - Certification of Principal Financial Officer

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                             EBIZ ENTERPRISES, INC.

DATED: FEBRUARY 14, 2003                BY: /S/ MIKE COLESANTE
                                            ------------------------------------
                                            MIKE COLESANTE
                                            CHIEF FINANCIAL OFFICER

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

DATED FEBRUARY 14, 2003                 BY: /S/ BRUCE PARSONS
                                            ------------------------------------
                                            BRUCE PARSONS
                                            PRESIDENT & CHIEF EXECUTIVE OFFICER

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

DATED FEBRUARY 14, 2003                 BY: /S/ MIKE COLESANTE
                                            ------------------------------------
                                            MIKE COLESANTE
                                            CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

      Exhibit No.                      Description
      -----------                      -----------

         99.1            Certification of Principal Executive Officer.

         99.2            Certification of Principal Financial Officer.